Form 10-Q
period 2014-03-31
Borderfree, Inc.
filed 2014-05-09
CIK 1277141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36359
BORDERFREE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2216062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
292 Madison Avenue, 5th Floor
New York, New York 10017
(212) 299-3500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $0.01 per share, outstanding at May 8, 2014 was 31,450,561.

BORDERFREE, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BORDERFREE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value and share data)

	At March 31, 2014	At December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$121,371	$43,599
Trade receivables, net of allowances of $70 and $71 at March 31, 2014 and December 31, 2013, respectively	9,475	13,785
Short term receivable from sale of business	709	742
Prepaid expenses and other	2,046	3,056
Total current assets	133,601	61,182
Restricted cash and deposits	302	288
Employee rights upon retirement funds	914	897
Receivable from sale of business	329	476
Property and equipment, net	8,853	7,667
Goodwill	265	265
Intangible assets, net	1,186	1,262
Other assets	260	276
Total assets	$145,710	$72,313
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Trade payables	$20,386	$28,508
Deferred revenue	1,071	1,080
Current maturity of long term debt	20	32
Accrued expenses and other	8,838	12,286
Total current liabilities	30,315	41,906
Liability for employee rights upon retirement	1,482	1,454
Long term debt	8	14
Other long term liabilities	161	279
Total liabilities	31,966	43,653
Commitments and contingencies - See Note 9
Convertible preferred stock:
Series A, convertible preferred stock, $0.01 par value; 0 and 2,108,107 shares authorized at March 31, 2014 and December 31, 2013, respectively; 0 and 1,999,438 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	7,004
Series B, convertible preferred stock, $0.01 par value; 0 and 2,654,307 shares authorized at March 31, 2014 and December 31, 2013, respectively; 0 and 2,413,006 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	2,573
Series C, convertible preferred stock, $0.01 par value; 0 and 14,400,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 0 and 14,089,918 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	15,095
Series D, convertible preferred stock, $0.01 par value; 0 and 9,500,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 0 and 8,822,063 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	4,859
Series E, convertible preferred stock, $0.01 par value; 0 and 2,942,978 shares authorized at March 31, 2014 and December 31, 2013, respectively; 0 and 2,942,978 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	12,406
Total convertible preferred stock	—	41,937
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 200,000,000 and 49,500,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 31,467,003 and 4,843,612 shares issued at March 31, 2014 and December 31, 2013, respectively; 31,227,483 and 4,604,092 outstanding at March 31, 2014 and December 31, 2013, respectively	315	48
Additional paid in capital	132,498	4,132
Notes receivable from stockholders	—	(429)
Treasury stock, at cost	(600)	(600)
Accumulated deficit	(18,469)	(16,428)
Total stockholders’ equity (deficit)	113,744	(13,277)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$145,710	$72,313

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$26,514	$25,772
Operating expenses:
Cost of revenue	17,187	17,239
Technology and operations	2,765	2,182
Research and development	1,789	1,247
Sales and marketing	2,577	2,598
General and administrative	3,358	2,268
Total operating expenses	27,676	25,534
Income (loss) from operations	(1,162)	238
Interest and other income, net	138	378
Loss on change in fair value of warrants	(964)	(215)
Income (loss) before income taxes	(1,988)	401
Provision for income taxes	53	40
Net income (loss)	(2,041)	361
Net income attributable to convertible preferred stock	—	(303)
Net income (loss) attributable to common stockholders—basic	$(2,041)	$58
Undistributed earnings reallocated from convertible preferred stock	—	27
Net income (loss) attributable to common stockholders—diluted	$(2,041)	$85
Net income (loss) per share attributable to common stockholders:
Basic	$(0.27)	$0.01
Diluted	$(0.27)	$0.01
Weighted average common shares outstanding:
Basic	7,626,102	3,977,217
Diluted	7,626,102	6,524,351

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited, in thousands except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Treasury Stock		Accumulated deficit	Total
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares			Amount	Shares
Balance at January 1, 2014	$7,004	1,999,438	$2,573	2,413,006	$15,095	14,089,918	$4,859	8,822,063	$12,406	2,942,978	$48	4,843,612	$4,132	$(429)	$(600)	(239,520)	$(16,428)	$(13,277)
Net loss																	(2,041)	(2,041)
Exercise of stock options											—	763	1					1
Conversion of convertible preferred stock to common stock	(7,004)	(1,999,438)	(2,573)	(2,413,006)	(15,095)	(14,089,918)	(4,859)	(8,822,063)	(12,406)	(2,942,978)	209	20,872,628	41,728					41,937
Reclassification of convertible preferred stock warrant liability to common stock warrants													3,627					3,627
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,055											58	5,750,000	82,448					82,506
Forgiveness and repayment of notes receivable														429				429
Stock-based compensation													562					562
Balance at March 31, 2014	$—	—	$—	—	$—	—	$—	—	$—	—	$315	31,467,003	$132,498	$—	$(600)	(239,520)	$(18,469)	$113,744

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(2,041)	$361
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	562	108
Forgiveness of notes receivable from stockholders	396	—
Loss on change in fair value of warrants	964	215
Depreciation and amortization	710	566
Interest income on notes receivable from stockholders	—	(1)
Changes in operating assets and liabilities:
Decrease in trade receivables	4,310	1,589
(Increase) decrease in prepaid expenses and other	(732)	1,067
Decrease in trade payables	(8,245)	(3,848)
Decrease in accrued expenses and other	(1,493)	(2,806)
Increase (decrease) in liability for employee rights upon retirement	36	(143)
Net cash used in operating activities	(5,533)	(2,892)
Cash flows from investing activities
Restricted cash and deposits	(14)	25
Purchase of property and equipment	(479)	(147)
Capitalized internal use software	(1,298)	(544)
(Increase) decrease in funds in respect of employee rights upon retirement	(26)	135
Proceeds from sale of business	181	154
Net cash used in investing activities	(1,636)	(377)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	85,561	—
Offering costs	(636)	—
Proceeds from exercise of stock options	1	25
Repayments of notes receivable from stockholder	33	—
Repayment of long term debt	—	(5)
Payments of capital leases	(18)	(18)
Net cash provided by financing activities	84,941	2
Increase (decrease) in cash and cash equivalents	77,772	(3,267)
Balance of cash and cash equivalents at beginning of period	43,599	27,476
Balance of cash and cash equivalents at end of period	$121,371	$24,209
Supplemental disclosure of cash flow information
Cash paid for interest	$3	$5
Cash paid for taxes	$150	$77
Non-cash capital expenditures	$45	$—
Deferred offering costs included in accrued expenses and trade payables	$758	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Borderfree, Inc. (the “Company” or “Borderfree”), formerly known as FiftyOne, Inc., was incorporated on November 3, 1999 and commenced operations on January 1, 2000. The Company is a market leader in international cross-border ecommerce, operating a proprietary technology and services platform to enable U.S. retailers to transact with international shoppers, which the Company refers to as consumers, in more than 100 countries and territories worldwide. The retailers and brands, which the Company refers to as their customers, that integrate the Company’s solution use the highly scalable Borderfree platform to develop a seamless global ecommerce business across web, mobile and in-store channels. Borderfree manages all aspects of the international shopping experience, including site localization, multi-currency pricing, payment processing, fraud management, landed cost calculation, customs clearance and brokerage, and global logistics services while maintaining the integrity of the Company’s customers’ brand and consumer experience.

Initial Public Offering

In March 2014, the Company closed its initial public offering, or IPO, of 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the underwriters' option to purchase additional shares, at an offering price of $16.00 per share. All outstanding shares of the Company's convertible preferred stock converted to 20,872,628 shares of common stock at the closing of the IPO. The Company's shares are traded on NASDAQ under the symbol "BRDR". The Company received proceeds from the IPO of $85.6 million, net of underwriting discounts and commissions, but before offering expenses of $3.1 million. Offering expenses at December 31, 2013 of $1.8 million were recorded as current assets. These offering expenses, and additional expenses incurred from January 2014 through the closing of the IPO of approximately $1.3 million, have been reclassified as additional paid-in capital.

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commissions ("SEC"), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2013. There have been no material changes in the Company's significant accounting policies from December 31, 2013. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair statement of the results of operations for the interim periods presented, have been reflected therein. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's prospectus filed with the SEC on March 21, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act").

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include Borderfree Canada, Inc., FiftyOne China, Co., Ltd., Borderfree Research and Development Ltd. (organized in Israel), Borderfree Limited (organized in Ireland), Borderfree Australia Pty Ltd. and BoxHop LLC (organized in the United States). Intercompany accounts and transactions have been eliminated on consolidation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include the determination of the receivable related to the sale of the Global Settlements Services (“GSS”) business (see Note 14), fair value of stock options, valuation of goodwill and intangible assets, useful lives associated with depreciation and amortization of intangible assets, warrant liability valuation, certain components of the income tax provisions, including valuation allowances on the Company’s deferred tax assets, and accruals for fulfillment costs, refunds and chargebacks. The Company bases estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could vary from those estimates.

The consolidated balance sheet at December 31, 2013 includes a revision to classify $0.3 million of other assets related to the non-current portion of prepaid expenses and $0.1 million of other long term liabilities related to the long term portion of deferred revenue. These amounts had previously been classified as other current assets and deferred revenue, respectively. The Company concluded that the correction was not material to the consolidated financial statements for the year ended December 31, 2013.

Revenue

Global ecommerce services revenue includes a fee paid to the Company by its customers based on a percentage of each customer's total gross international sales revenue processed through the Company's platform, as well as a fee paid by the consumer related to foreign exchange and other transactional services, including parcel protection.

Fulfillment services revenue is paid by the consumer for international shipping, handling and other global logistics services.

The following table summarizes revenue by type of service (in thousands):

	Three Months Ended March 31,
	2014	2013
Global ecommerce services	$13,456	$11,293
Fulfillment services	13,058	14,479
Revenue	$26,514	$25,772

Functional Currency and Translation

The functional currency of the Company and its subsidiaries is the U.S. dollar (“dollar”).

Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the statements of operations, the average exchange rates during the period are used. Depreciation, amortization and other changes deriving from non-monetary items are based on historical exchange rates. The resulting transaction gains or losses are recorded within interest and other income, net, on the consolidated statements of operations.

The transaction gains and losses for the three months ended March 31, 2014 and 2013, respectively, were not significant.

Comprehensive Income (Loss)

Comprehensive income (loss) includes certain changes in stockholders’ equity (deficit) that are excluded from net income (loss) such as cumulative foreign currency translation adjustments and unrealized gains or losses on marketable securities. The Company’s net income (loss) equals comprehensive income (loss) for the three months ended March 31, 2014 and 2013, respectively.

Reverse Stock Split

In March 2014, the Company’s board of directors and stockholders approved an amendment to the Company's then-current Certificate of Incorporation (the "Prior Charter"), which effected a 1-for-1.67 reverse stock split of the Company’s common stock. The reverse stock split became effective upon filing the amendment to the Prior Charter on March 10, 2014. Upon the effectiveness of the reverse stock split, (i) every 1.67 shares of outstanding common stock was decreased to one share of common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased, (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced. Unless otherwise indicated, all of the share numbers, share prices and exercise prices in these financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-1.67 reverse stock split.

Recently Issued Accounting Pronouncements

Under the Jumpstart our Business Startups Act ("JOBS Act"), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In July 2012, the FASB issued accounting guidance on the testing of indefinite-lived intangible assets for impairment. The guidance allows entities to first perform a qualitative assessment to determine the likelihood of impairment for an indefinite-lived intangible asset and whether it is necessary to perform the quantitative impairment assessment currently required. The new accounting rules were effective for the Company on January 1, 2013 and did not have a material effect on the Company’s financial condition or results of operations.

In February 2013, the FASB issued accounting guidance on the reporting of reclassification out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amount is required. The new accounting rules were effective for the Company on January 1, 2013 and did not have a material effect on the Company’s financial condition or results of operations.

In April 2014, the FASB issued accounting guidance which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although major is not defined, the guidance provides examples of when a disposal qualifies as a discontinued operation. A business activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The guidance no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The guidance also introduces new disclosure requirements.  The new accounting rules will be effective for the Company on January 1, 2015 and are not expected to have a material effect on the Company’s financial condition or results of operations unless there is a future disposal transaction within the scope of the guidance.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2—Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, trade receivables and payables, and credit facility, approximate fair value, due to their short maturities or the fact that the interest rate of the revolving credit facility is based upon current market rates. The receivable from the sale of the Global Settlement Services business (see Note 14) was initially recorded based on estimated fair value and management does not believe that changes to the underlying assumptions used since August 2011 would result in a material change to fair value on the remaining balance as of the balance sheet dates.

The fair value framework under the FASB guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

•	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

•
Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

During the quarter ending March 31, 2014 and the year ending December 31, 2013 there were no transfers between the assets and liabilities categorized as Level 1, Level 2 and Level 3.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of (in thousands):

March 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$—	$—	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$2,663	$—	$—	$2,663
The following table reflects the activity for the Company’s classes of liabilities measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at January 1,	$2,663	$1,167
Loss on change in fair value of warrants	964	215
Reclassification of warrant liability to equity	(3,627)	—
Balance as of March 31,	$—	$1,382
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are initially measured at fair value. In the event there is an indicator of impairment, such asset's carrying value is adjusted to current fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on Level 3 inputs.

Note 3—Trade Receivables

Trade receivables, net of allowances of $70 thousand and $71 thousand at March 31, 2014 and December 31, 2013, respectively, consisted of the following (in thousands):

	At March 31, 2014	At December 31, 2013
Credit Cards	$5,216	$5,727
Merchants	4,259	8,058
	$9,475	$13,785

Note 4—Prepaid expenses and other

Prepaid expenses and other consisted of the following (in thousands):

	At March 31, 2014	At December 31, 2013
Prepaid expenses	$1,650	$2,388
Other	396	668
	$2,046	$3,056

Note 5—Property and Equipment

Property and equipment consisted of the following (in thousands):

	At March 31, 2014	At December 31, 2013
Computer and peripheral equipment	$5,525	$5,097
Internal use software	6,623	5,325
Furniture and office equipment	1,129	1,040
Leasehold improvement	561	556
Total property and equipment	13,838	12,018
Less: Accumulated depreciation and amortization	(4,985)	(4,351)
Property and equipment, net	$8,853	$7,667

Depreciation expense, which includes amortization of assets under capital leases and software development costs, for the three months ended March 31, 2014 and 2013 was $0.6 million and$0.4 million, respectively. Amortization expense of software development costs for the three months ended March 31, 2014 and 2013 was $0.2 million and $0.1 million, respectively.

No event or indicator of impairment occurred during the three months ended March 31, 2014, which would require impairment testing of property and equipment.

Note 6—Goodwill and Intangibles

The gross carrying amount of goodwill as of March 31, 2014 and December 31, 2013 is $0.3 million.

The following table provides the gross carrying amount, accumulated amortization and net carrying amount for each major class of long-lived amortizable intangible assets (in thousands):

		At March 31, 2014			At December 31, 2013
	Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10	$752	$(364)	$388	$752	$(338)	$414
Customer relationships	8	1,261	(463)	798	1,261	(413)	848
Technology	1	490	(490)	—	490	(490)	—
Total intangible assets		$2,503	$(1,317)	$1,186	$2,503	$(1,241)	$1,262

Amortization expense corresponding to the long-lived amortizable intangible assets for the three months ended March 31, 2014 and 2013, was $0.1 million and $0.2 million, respectively.

No event or indicator of impairment occurred during the three months ended March 31, 2014, which would require impairment testing of long-lived intangible assets including goodwill.

Note 7—Accrued Expenses and Other

Accrued expenses and other consisted of the following (in thousands):

	At March 31, 2014	At December 31, 2013
Fulfillment, duty and VAT costs	$2,287	$3,573
Compensation	2,753	2,873
Warrant liability	—	2,663
Other	3,798	3,177
	$8,838	$12,286

Note 8—Long Term Debt and Revolving Credit Facility

Long term debt is summarized as follows (in thousands):

	At March 31, 2014	At December 31, 2013
Lease commitments	$28	$46
Current maturities of lease commitment	(20)	(32)
Long term debt	$8	$14

On April 18, 2013, the Company entered into an amended and restated loan and security agreement ("credit facility") with Silicon Valley Bank ("SVB"). Pursuant to the credit facility the Company can incur revolver borrowings up to the lesser of $12.0 million and a borrowing base equal to 80% of eligible merchant receivables plus 75% of eligible credit card receivables. The Company has an additional $6.0 million of non-formula based availability during the fourth quarter retail holiday season. The credit facility also provides for letters of credit. Any outstanding borrowings must be repaid at the May 30, 2014 maturity date. Interest accrues at a floating rate equal to SVB’s prime rate plus 1.0% and is payable monthly. There were no revolver borrowings and there was $1.6 million letters of credit outstanding as of March 31, 2014.

On October 29, 2013, the Company and SVB modified the terms of the credit facility to adjust the financial covenant requirements for future quarters to levels that are aligned with the Company’s operating and financial targets. As of March 31, 2014, the Company was in compliance with the terms and covenants of the credit facility. Financial covenants include maintenance of an adjusted quick ratio, defined as the ratio of current assets to current liabilities, inclusive of outstanding letters of credit and minus the current portion of deferred revenue, of at least 1.25 to 1.00 and a minimum net income. The Company’s obligations under the credit facility are secured by substantially all of the Company’s assets.

Note 9—Commitments and Contingencies

The Company leases all of its office space under non-cancellable operating lease agreements. These leases generally have initial periods of three to seven years and contain provisions for renewal options, sublease and payment of real estate taxes and common area charges. The Company also leases vehicles and certain furniture and equipment.

Capital lease obligations are as follows (in thousands):

	At March 31, 2014	At December 31, 2013
Gross capital lease obligations	$31	$49
Less: imputed interest	(3)	(3)
Present value of net minimum lease payments	28	46
Less: current portion of capital lease obligation	(20)	(32)
Total long term capital lease obligations	$8	$14

The Company is subject to various claims, charges, disputes and litigation that have arisen in the ordinary course of business. Although there can be no assurance in this regard, the Company does not believe these other matters will have a material adverse effect on the Company’s results of operations, cash flows or its financial condition.

Note 10—Common Stock, Preferred Stock and Stock Plans

In March 2014, the board of directors adopted the 2014 Stock Option and Incentive Plan (the "2014 Plan") which was subsequently approved by the Company's stockholders. The 2014 Plan became effective upon the closing of the IPO. The 2014 Plan will replace the Company's 2011 Stock Option and Grant Plan (the "2011 Plan") as the board of directors has determined not to make additional awards under the 2011 Plan following the closing of the IPO. The Company initially reserved 1,920,000 shares of common stock for the issuance of awards under the 2014 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization.

The Company's 2011 Plan was approved by the board of directors and the Company's stockholders on October 31, 2011 and was most recently amended in June 2013. The Company has reserved an aggregate of 7,610,968 shares of common stock for the issuance of options and other equity awards under the 2011 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization.

The Company’s U.S. Share Option Plan (the “U.S. Plan”) was approved by the board of directors in August 2001 and was subsequently approved by the Company’s stockholders. The U.S. Plan was most recently amended in December 2010. The Company has reserved an aggregate of 4,758,041 shares of common stock for the issuance of options under the U.S. Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The Company has not made any grants under the U.S. Plan since the adoption of the 2011 Plan and the Company does not plan to make any further awards under the U.S. Plan.

The Company’s Israeli Share Option Plan (the “Israeli Plan”) was approved by the board of directors in September 2001. The Israeli Plan was most recently amended in July 2006. The Company has reserved an aggregate of 1,856,287 shares of common stock for the issuance of options and other equity awards under the Israeli Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The Company has not made any grants under the Israeli Plan since it terminated in July 2011 and does not plan to make any further awards under the Israeli Plan.

Common stock consisted of the following shares:

	At March 31, 2014			At December 31, 2013
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common Stock	200,000,000	31,467,003	31,227,483	49,500,000	4,843,612	4,604,092

Stock-based compensation expense for the Company's stock options under the equity incentive plan included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$4	$—
Technology and operations	136	29
Research and development	145	12
Sales and marketing	138	38
General and administrative	139	29
Total stock-based compensation expense	$562	$108

In March 2014, the compensation committee of the Company's board of directors approved stock option grants covering a total of 445,176 shares to certain employees and directors. Of these awards, stock option grants covering 255,087 shares were issued to named executive officers, including the Company's chief executive officer.

The Company's board of directors has the authority, without further action by the stockholders, to designate and issue up to 25,000,000 shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of the holders of each such series of preferred stock, any or all of which may be greater than or senior to those granted to the holders of common stock. Though the actual effect of any such issuance on the rights of the holders of common stock will not be known until such time as the Company's board of directors determines the specific rights of the holders of preferred stock, the potential effects of such an issuance include diluting the voting power of the holders of common stock, reducing the likelihood that holders of common stock will receive dividend payments and reducing the likelihood that holders of common stock will receive payments in the event of the Company's liquidation, dissolution, or winding up, and delaying, deterring or preventing a change-in-control or other corporate takeover.

Note 11—Capitalization

On March 21, 2014, upon the closing of the IPO, all outstanding shares of convertible preferred stock were automatically converted into 20,872,628 shares of common stock.

The following table summarizes the number of shares of convertible preferred stock for the three months ended March 31, 2014 (in thousands except share data):

	Convertible Preferred Stock
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balance at December 31, 2013	1,999,438	$7,004	2,413,006	$2,573	14,089,918	$15,095	8,822,063	$4,859	2,942,978	$12,406	$41,937
Conversion of convertible preferred stock to common stock	(1,999,438)	(7,004)	(2,413,006)	(2,573)	(14,089,918)	(15,095)	(8,822,063)	(4,859)	(2,942,978)	(12,406)	(41,937)
Balance at March 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	$—

Note 12—Warrants

On April 1, 2004, the Company issued to American Friend of Tmura, Inc. as a donation, a warrant to purchase up to aggregate 32,076 shares of the Company’s common stock, at a purchase price of $0.02 per share. This warrant is exercisable upon the closing of a Sale Event, as defined in the warrant, or the closing of an initial public offering. This warrant shall expire on the earlier of the closing of a Sale Event or one year following the close of the Company's IPO.

On September 17, 2009, the Company issued to SVB a warrant to purchase up to aggregate 139,212 shares of the Company’s Series C Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase 83,360 shares of common stock at a purchase price of $1.80 per share. On April 29, 2014, the warrant was exercised in full.

On October 19, 2010, the Company issued to SVB a warrant to purchase up to aggregate 220,552 shares of the Company’s Series D Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase 132,067shares of common stock at a purchase price of $0.95 per share. On April 29, 2014, the warrant was exercised in full.

On March 29, 2012, the Company issued to SVB a warrant to purchase up to aggregate 18,835 shares of the Company’s Series E Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase11,278 shares of common stock at a purchase price of $7.10 per share. On April 29, 2014, the warrant was exercised in full.

The Company recorded a loss on change in fair value of warrants of $1.0 million and $0.2 million during the three months ended March 31, 2014 and 2013, respectively. The fair value of the warrant liability was $3.6 million upon the closing of the IPO and was reclassified as a component of additional paid-in capital.

Note 13—Income Taxes

The Company's income tax provision for the three months ended March 31, 2014 and 2013 reflect its estimate of the annual effective tax rate expected to be applicable for the year, adjusted for any discrete events which are recorded in the period they occur.

The Company recorded an income tax provision of $53 thousand and $40 thousand for the three months ended March 31, 2014 and 2013, respectively.

The income tax provision of $53 thousand determined for the three months ended March 31, 2014 is primarily the result of income tax provisions for federal alternative minimum tax, tax provision for profitable foreign jurisdictions based upon income earned during this period and tax provisions for certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the year as the related deferred tax assets are fully offset by a valuation allowance.

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under which deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax basis of assets and liabilities using current enacted tax rates. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

A valuation allowance has been recognized at March 31, 2014 and December 31, 2013 to fully offset the deferred tax assets, as it has been determined that it is more likely than not that all of the deferred tax assets may not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred, after adjustments for non recurring items, over the three-year period ended March 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. On the basis of this evaluation, as of March 31, 2014, a full valuation allowance has been recorded. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance.

As of March 31, 2014, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2013.

Note 14—Sale of Global Settlement Services Business

In March 2011, the Company entered into a definitive agreement with Cambridge Mercantile Corp. (“Cambridge”) to transfer its GSS business. The term of the agreement is indefinite, with certain termination rights, for cause and for convenience, for both parties.

The receivable from the sale of GSS is as follows (in thousands):

	At March 31, 2014	At December 31, 2013
Short term receivable from sale of business	$709	$742
Receivable from sale of business - non-current	329	476
Total receivable from sale of business	$1,038	$1,218

Note 15—Related Parties

Notes receivable from stockholders include full recourse promissory notes issued in conjunction with the exercise of options by certain Company executives and a member of the board of directors. The notes bear interest rates at 1.17% and 1.19% compounded annually. Accrued interest and principal are due and payable upon the earlier of the termination of the employees, sale of the corresponding shares, the maturity of the notes or preceding the effective date of the Company’s filing of a registration statement under the Securities Act. The notes have a term of seven years. Company executives repaid $28 thousand of the notes receivable from stockholders in April 2013. On February 14, 2014, the Company forgave notes receivable from stockholders and related accrued interest totaling $0.4 million for certain Company executives. The Company also agreed to fund the tax liability on behalf of the executives associated with the loan forgiveness, and as a result incurred additional expense of $0.2 million. On February 14, 2014, a member of the board of directors repaid the full amount of principal and related accrued interest related to a note receivable from stockholder totaling $33 thousand. As of March 31, 2014, all outstanding principal and accrued interest related to the notes receivable from stockholders have been forgiven or repaid.

Note 16—Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss)	$(2,041)	$361
Net income attributable to convertible preferred stock	—	(303)
Net income (loss) attributable to common stockholders—basic	$(2,041)	$58
Undistributed earnings reallocated from convertible preferred stock	—	27
Net income (loss) attributable to common stockholders—diluted	$(2,041)	$85

Denominator:
Weighted average common shares outstanding:
Basic	7,626,102	3,977,217
Effect of potentially dilutive securities:
Options to purchase shares of common stock	—	2,515,149
Warrants to purchase shares of common stock	—	31,985
Diluted	7,626,102	6,524,351
Net income (loss) per share attributable to common stockholders:
Basic	$(0.27)	$0.01
Diluted	$(0.27)	$0.01

Anti-dilutive shares excluded from diluted EPS computation:
Common stock options	3,595,657	—
Common stock warrants	258,781	—
Convertible preferred stock	—	20,872,628
Convertible preferred stock warrants	—	11,278

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on March 21, 2014.

Forward-looking Statements and Risk Factors

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements in this Quarterly Report constitute “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management based on information currently available to management. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Business Overview

We are a market leader in international cross-border ecommerce, operating a proprietary technology and services platform to enable U.S. retailers to transact with consumers in more than 100 countries and territories worldwide. Our customers, the retailers and brands that integrate our solution, use our highly scalable Borderfree platform to develop a seamless global ecommerce business across web, mobile and in-store channels to transact with international shoppers, who we refer to as consumers. Borderfree manages all aspects of the international shopping experience, including site localization, multi-currency pricing, payment processing, fraud management, landed cost calculation, customs clearance and brokerage, and global logistics services while maintaining the integrity of our customers’ brands and the consumer experience. Our integrated cross-border solution enables retailers to begin selling internationally typically within 90 days without the need to invest in expensive infrastructure, software, in-house compliance expertise or international vendor relationships. In addition, as a result of our scale and experience in international ecommerce, we have amassed a substantial amount of data that enables us to provide actionable marketing and merchandising insights to our customers to help grow their global sales.

We generate revenue from the provision of ecommerce and fulfillment services which are directly attributable to the gross merchandise volume, or GMV, processed through our platform. We derive ecommerce revenue from fees paid to us by our customers based on a percentage of their total gross international sales, which represents the portion of GMV related to retail product volume processed through our technology and services platform. At March 31, 2014, substantially all of our customers were U.S.-based retailers engaged in international cross-border ecommerce. Our customer contracts typically have multi-year initial terms ranging from one to four years, followed by one-year renewal periods. We generate additional ecommerce revenue from foreign exchange services and other transaction based fees from consumers who visit our customers’ websites and make a purchase. We also derive, from the consumer, fulfillment services revenue from international shipping, handling, and other global logistics services resulting from the ecommerce transactions processed through our platform.

Initial Public Offering

In March 2014, we closed our IPO, of 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. All outstanding shares of our convertible preferred stock converted to 20,872,628 shares of common stock at the closing of the IPO. Our shares are traded on NASDAQ. We received proceeds from the IPO of $85.6 million, net of underwriting discounts and commissions but before offering expenses of $3.1 million. Offering expenses at December 31, 2013 of $1.8 million were recorded as current assets. These offering expenses, and additional expenses incurred from January 1, 2014 through the closing of the IPO of approximately $1.3 million, have been recorded as additional paid-in capital.

Overview

Key Metrics

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Gross merchandise volume	$112,947	$92,375
Number of customers	93	88
Number of customer ecommerce sites	161	141
Adjusted EBITDA	$738	$912
Adjusted EBITDA as a percentage of revenue	2.8%	3.5%

We monitor and analyze a number of key metrics to measure our operating performance, evaluate growth trends, establish budgets and financial projections, and formulate strategic plans.

Gross Merchandise Volume

For the three months ended March 31, 2014 we processed $112.9 million of GMV on our platform, representing an increase of 22.3% as compared to the three months ended March 31, 2013. We define GMV as the total dollar value of consumer orders processed through our platform, and shipped from our processing centers, net of returns, inclusive of product value, shipping and handling, and duty and value added taxes. Since our revenue and cost of revenue are directly attributable to the level of GMV processed through our platform we believe that GMV is an indicator of the growth and scale of our business, customer acquisition and retention, existing customer sales growth, the value of executing our strategic initiatives and our ability to project future operating results.

Number of Customers

Our customers are U.S.-based brands, such as large department stores, established and emerging consumer brands, specialty retailers and online only retailers. We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our number of customers at the end of a particular period as the number of customers that are under contract with us, and processing international cross-border sales volumes on our platform during such period. As of March 31, 2014 we had 93 customers operating on our platform.

Number of Customer Ecommerce Sites

Many of our customers operate multiple ecommerce sites. Since we derive a portion of our global ecommerce services revenue from fees paid to us by our customers based on a percentage of their sales generated through our platform we believe the total number of customer ecommerce sites operating on our platform in a particular period is an indicator of the growth of our business and the diversification of our customer and revenue base. As of March 31, 2014, our platform was powering the global expansion of 161 ecommerce sites for our 93 customers.

Adjusted EBITDA

We present and evaluate Adjusted EBITDA because we believe it is a useful measure to assess the operating performance of our business without the effect of depreciation and amortization, interest expense, provision for income taxes, stock-based compensation expense, loss on change in fair value of warrants, forgiveness of notes receivable from stockholders and other income related to GSS. Our use of Adjusted EBITDA as a key metric permits a comparative assessment of our operating performance, relative to our performance based on GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to our operating performance.

Non-GAAP Financial Measures

We present and evaluate non-GAAP financial measures of Adjusted EBITDA and non-GAAP net income (loss) because we believe they are useful measures to assess the operating performance of our business. Our use of non-GAAP net income (loss) and Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to our operating performance. Non-GAAP net income (loss) and Adjusted EBITDA as presented may not be comparable to other similarly-titled measures of other companies, and our presentation of non-GAAP net income (loss) and Adjusted EBITDA should not be construed as an inference that our future operating results will be unaffected by excluded or unusual items.

The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss) for each of the periods indicated:

	Three Months Ended March 31,
Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss)	2014	2013
	(In thousands)
Net income (loss)	$(2,041)	$361
Stock-based compensation expense	562	108
Forgiveness of notes receivable from stockholders	629	—
Loss on change in fair value of warrants	964	215
Other income-GSS	(179)	(358)
Non-GAAP net income (loss)	$(65)	$326

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
Reconciliation of Net Income (Loss) to Adjusted EBITDA	2014	2013
	(In thousands)
Net income (loss)	$(2,041)	$361
Depreciation and amortization	710	566
Interest expense (income)	40	(20)
Provision for income taxes	53	40
Stock-based compensation expense	562	108
Forgiveness of notes receivable from stockholders	629	—
Loss on change in fair value of warrants	964	215
Other income-GSS	(179)	(358)
Adjusted EBITDA	$738	$912

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We consider the assumptions and estimates associated with revenue recognition, trade receivables and allowance for doubtful accounts, goodwill, intangibles and long-lived assets, accounting for income taxes and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2013. For further information on our critical and other significant accounting policies, see the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 21, 2014.

Recent Accounting Pronouncements

In July 2012, the FASB issued accounting guidance on the testing of indefinite-lived intangible assets for impairment. The guidance allows entities to first perform a qualitative assessment to determine the likelihood of impairment for an indefinite-lived intangible asset and whether it is necessary to perform the quantitative impairment assessment currently required. The new accounting rules were effective for us on January 1, 2013 and did not have a material effect on our financial condition or results of operations.

In February 2013, the FASB issued accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amount is required. The new accounting rules were effective for us on January 1, 2013 and did not have a material effect on our financial condition or results of operations.

In July 2013, the FASB issued accounting guidance requiring an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss or tax credit carryforward, except for instances when the carryforward is not available to settle any additional income taxes and an entity does not intend to use the deferred tax benefit for these purposes. In these circumstances, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new accounting rules became effective for us on January 1, 2014 and did not have a material impact on our financial condition or results of operations.

In April 2014, the FASB issued accounting guidance which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although major is not defined, the guidance provides examples of when a disposal qualifies as a discontinued operation. A business activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The guidance no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The guidance also introduces new disclosure requirements.  The new accounting rules will be effective for the Company on January 1, 2015 and are not expected to have a material effect on the Company’s financial condition or results of operations unless there is a future disposal transaction within the scope of the guidance.

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
			(In thousands)
Revenue:
Global ecommerce services	50.8%	43.8%	$13,456	$11,293
Fulfillment services	49.2	56.2	13,058	14,479
Revenue	100.0	100.0	26,514	25,772
Operating Expenses:
Cost of revenue	64.8	66.9	17,187	17,239
Technology and operations	10.4	8.5	2,765	2,182
Research and development	6.7	4.8	1,789	1,247
Sales and marketing	9.7	10.1	2,577	2,598
General and administrative	12.7	8.8	3,358	2,268
Total operating expenses	104.4	99.1	27,676	25,534
Income (loss) from operations	(4.4)	0.9	(1,162)	238
Interest and other income, net	0.5	1.5	138	378
Loss on change in fair value of warrants	(3.6)	(0.8)	(964)	(215)
Income (loss) before income taxes	(7.5)	1.6	(1,988)	401
Provision for income taxes	0.2	0.2	53	40
Net income (loss)	(7.7)%	1.4%	$(2,041)	$361

Comparison of Three Months Ended March 31, 2014 and 2013

Revenue for the three months ended March 31, 2014 and 2013 was $26.5 million and $25.8 million, respectively. Net loss was $2.0 million, or $0.27 per diluted share, for the three months ended March 31, 2014 compared to net income of $0.4 million, or $0.01 per diluted share, for the three months ended March 31, 2013.

Revenue

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Global ecommerce services	$13,456	$11,293	$2,163	19.2%
Percentage of revenue	50.8%	43.8%
Fulfillment services	$13,058	$14,479	$(1,421)	(9.8)
Percentage of revenue	49.2%	56.2%
Revenue	$26,514	$25,772	$742	2.9%

The increase in global ecommerce services revenue is primarily attributable to the increase in GMV from $92.4 million for the three months ended March 31, 2013 to $112.9 million for the three months ended March 31, 2014, an increase of 22.3%. Of this increase, $12.7 million was attributable to GMV derived from new customers and $7.9 million was attributable to GMV derived from existing customers. The decrease in fulfillment services revenue was due to a reduction in average fulfillment services revenue per order as we have negotiated more favorable rates with our shipping carriers and added shipping options resulting in reduced costs to the consumer. Fulfillment services revenue per order is expected to continue to decrease in subsequent periods as we optimize logistics and pass on our savings to the consumer. Additionally, we had 93 customers and 161 ecommerce sites operating on our ecommerce platform as of March 31, 2014, an increase from 88 customers and 141 ecommerce sites as of March 31, 2013.

Operating Expenses

Cost of Revenue

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Cost of revenue	$17,187	$17,239	$(52)	(0.3)%
Percentage of revenue	64.8%	66.9%
The decrease in cost of revenue and cost of revenue as a percentage of revenue was primarily attributable to a $0.5 million decrease of fulfillment costs as we continue to optimize logistics and further execute other cost reduction initiatives. This decrease was offset by $0.2 million of increased payment processing costs and other consumer service costs as a result of increased sales volumes and $0.2 million of increased personnel and related expenses to support our growth. Total headcount within cost of revenue increased from 17 at March 31, 2013 to 24 at March 31, 2014.

Technology and Operations

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Technology and operations	$2,765	$2,182	$583	26.7%
Percentage of revenue	10.4%	8.5%

The increase in technology and operations was primarily attributable to $0.4 million of increased personnel and related expenses for information technology, platform integration and logistics management personnel, and $0.1 million of amortization of capitalized software. Stock-based compensation expense increased $0.1 million. Total headcount within technology and operations increased from 39 at March 31, 2013 to 44 at March 31, 2014.

Research and Development

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Research and development	$1,789	$1,247	$542	43.5%
Percentage of revenue	6.7%	4.8%
The increase in research and development expense was attributable to $0.4 million of increased personnel and related expenses to improve our platform, including feature innovation and platform extension. Stock-based compensation expense also increased $0.1 million. Total headcount within research and development increased from 44 at March 31, 2013 to 54 at March 31, 2014.

Sales and Marketing

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Sales and marketing	$2,577	$2,598	$(21)	(0.8)%
Percentage of revenue	9.7%	10.1%

Sales and marketing expenses remained relatively flat as compared to the prior year quarter. Increases in salaries of $0.4 million were attributable to increased personnel for our customer account management and consumer research and analytics staff and stock-based compensation expense increases of $0.1 million offset by a decrease of approximately $0.5 million in consulting expenses as our internal sales and marketing efforts were supplemented with third-party consultants in the prior year quarter. Total headcount within sales and marketing increased from 37 at March 31, 2013 to 43 at March 31, 2014.

General and Administrative

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
General and administrative	$3,358	$2,268	$1,090	48.1%
Percentage of revenue	12.7%	8.8%

The increase in general and administrative expense was driven primarily by increased personnel related expenses to support our transition to a public company and non-recurring compensation related expenses. Salaries expense increased approximately $0.4 million as a result of increased headcount. During the three months ended March 31, 2014, we also incurred a one-time, non-recurring charge of approximately $0.6 million related to the forgiveness of notes receivable from stockholders and the payment of certain taxes related to the forgiveness. Stock-based compensation also increased approximately $0.1 million. The overall increase was partially offset by a $0.2 million decrease in professional fees and consulting services. Total headcount within general and administrative increased from 26 at March 31, 2013 to 33 at March 31, 2014.

Interest and Other Income, Net

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Interest and other income, net	$138	$378	$(240)	(63.5)%
Percentage of revenue	0.5%	1.5%
The decrease in interest and other income, net was driven primarily by a decrease in market based royalties and outsourcing servicing fees earned as a result of our sale of the GSS business.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Provision for income taxes	$53	$40	$13	32.5%
Percentage of revenue	0.2%	0.2%
The difference between our U.S. federal statutory income tax rate and our effective tax rate is primarily related to tax rate differential of our foreign operations.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, trade receivables and working capital:

	At March 31,	At December 31,
	2014	2013
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$121,371	$43,599
Trade receivables, net	9,475	13,785
Working capital	103,286	19,276

As of March 31, 2014, we had $121.4 million of cash and cash equivalents, of which $3.1 million was held in foreign bank accounts. The majority of cash and cash equivalents held in domestic and foreign bank accounts are in excess of government deposit insurance. As a result of the initial public offering, we received net cash proceeds in March 2014 of approximately $85.6 million.

Our cash and cash equivalents at March 31, 2014 were held for working capital purposes. We believe we have sufficient working capital and liquidity to support our operations, growth strategies and the associated capital investments needed to expand our operations for at least the next 12 months, excluding the pursuit of certain strategic acquisitions. If we decide in the future to pursue strategic acquisitions, we may use a portion of the net proceeds from the offering to fund those types of investments.

Sources of Liquidity

On April 18, 2013, we entered into an amended and restated loan and security agreement, or the credit facility, with Silicon Valley Bank, or SVB. Pursuant to the credit facility we can incur revolver borrowings up to the lesser of $12.0 million and a borrowing base equal to 80% of eligible merchant receivables plus 75% of eligible credit card receivables. We have an incremental $6.0 million of non-formula based availability during the fourth quarter retail holiday season. The credit facility also provides for letters of credit. Any outstanding borrowings must be repaid at the May 30, 2014 maturity date. Interest accrues at a floating rate equal to SVB’s prime rate plus 1.0% and is payable monthly. There were no revolver borrowings and there was $1.6 million of letters of credit outstanding as of March 31, 2014.

As of March 31, 2014, we were in compliance with the terms and covenants of the credit facility. Financial covenants include maintenance of an adjusted quick ratio, defined as the ratio of current assets to current liabilities, inclusive of outstanding letters of credit, and minus the current portion of deferred revenue, of at least 1.25 to 1.00 and a minimum net income. On October 29, 2013, we modified the terms of the credit facility with SVB to adjust the financial covenant requirements for future quarters to levels that are aligned with our operating and financial targets. Our obligations under the credit facility are secured by substantially all of our assets.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances on our assets, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. We are also required to maintain certain financial covenants including an adjusted quick ratio and a minimum net income. Our obligations under the credit facility are secured by substantially all of our assets.

Historical Cash Flows

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(5,533)	$(2,892)
Net cash used in investing activities	(1,636)	(377)
Net cash provided by financing activities	84,941	2
Net increase (decrease) in cash and cash equivalents	$77,772	$(3,267)

Net Cash Used in Operating Activities

Cash flows used in operating activities consist primarily of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net. Our cash flows from operations are largely dependent on increased GMV generated from our customers’ ecommerce sites. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of initiatives including curtailment of expansion and cutting discretionary spending.

Cash flows used in operating activities during the three months ended March 31, 2014 were $5.5 million, consisting of net loss of $2.0 million and non-cash items which included a change in the fair value of warrants of $1.0 million, stock-based compensation of $0.6 million, forgiveness of notes receivable from stockholders of $0.4 million and depreciation and amortization of $0.7 million. The increase in net cash used in operating activities when compared to the same prior year period is the result of increased sales volumes and growth of our business. Working capital sources of cash during the three months ended March 31, 2014 included a $4.3 million decrease in trade receivables due to customer collections from prior quarter seasonality. The sources of cash were offset by (1) an $8.2 million decrease in trade payables, (2) a $0.7 million increase in prepaid expenses and other, and (3) a $1.5 million decrease in accrued expenses and other liabilities primarily attributable to payments made for fulfillment related logistics costs predominantly incurred during the three months ended December 31, 2013 which is our peak holiday selling season.

Cash flows used in operating activities during the three months ended March 31, 2013 were $2.9 million, consisting of net income of $0.4 million offset by non-cash items including depreciation and amortization of $0.6 million and stock-based compensation of $0.1 million. Working capital uses of cash during the three months ended March 31, 2013 included (1) a decrease in accounts payable, accrued expenses and other liabilities of $6.6 million primarily attributable to payments for fulfillment related logistics costs predominantly incurred during the three months ended December 31, 2012 which is our peak holiday selling season, and (2) a $0.1 million decrease in Israeli employee obligations offset by (3) a $1.6 million decrease in trade receivables primarily driven by customer collections from prior quarter seasonality, and (4) a $1.1 million decrease in prepaid expenses and other primarily attributable to our reduced seasonal funding requirements with payment processors facilitating merchandise payment from our consumers to our customers.

Net Cash Provided by (Used in) Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures for information technology infrastructure and capitalized software development. Cash flows provided by investing activities consist primarily of proceeds from the sale of the GSS business.

Cash flows used in investing activities during the three months ended March 31, 2014 were $1.6 million, consisting of $1.8 million of capitalized software development and equipment costs partially offset by $0.2 million of payments related to the receivable from the sale of the GSS business.

Cash flows used in investing activities during the three months ended March 31, 2013 were $0.4 million, consisting of $0.7 million of capitalized software development and equipment costs offset by $0.2 million of payments related to the receivable from the sale of the GSS business and $0.1 million of Israeli employee obligations.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities consist primarily of the net proceeds from the IPO issuance and proceeds from the exercises of options and warrants. Cash flows used for financing activities consist primarily of repayment of long-term debt.

Cash flows provided by financing activities during the three months ended March 31, 2014 were $84.9 million, consisting of $85.6 million of proceeds from the IPO, net of underwriting discounts and commissions offset by $0.6 million of cash payments made during the three months ended March 31, 2014 related to offering costs for accounting, legal and printing expenses.

There were no significant financing activities during the three months ended March 31, 2013.

Seasonality and Quarterly Fluctuations

Our businesses can experience fluctuations in quarterly performance. Our business is seasonal in nature and, as a result, operating expenses and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to higher GMV during the holiday season and corresponding higher global ecommerce and fulfillment services revenue. As a result, revenue and operating income generally decline in the first quarter sequentially from the fourth quarter of the previous year.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily foreign currency exchange risks, interest rate risk and inflation risk.

Foreign Currency Exchange Risk

We are exposed to risks from changes in foreign exchange rates due to the nature of our business. The results of operations of, and sales volumes generated from, our customers’ ecommerce sites running on our platform are exposed to foreign exchange rate fluctuations for international sales. If the U.S. dollar weakens against foreign currencies, the translation of the prices of the customer’s products into foreign currency denominated transactions would decrease, which may result in increased international sales volumes, revenue and net income for us. Conversely, to the extent the U.S. dollar strengthens against foreign currencies, cross-border sales related to purchases of dollar-denominated goods on our platform by consumers may decrease, which could adversely affect international sales volumes, revenue and net income. Foreign exchange gains or losses related to international sales are recorded within cost of revenue. Additionally, upon revaluing our foreign subsidiaries’ financial statements that are denominated in currencies other than the U.S. dollar, primarily the Canadian dollar and the Israeli new shekel, foreign currency gains or losses are recorded within interest and other income, net, as appropriate, on the balance sheet date.

Our primary exposure to fluctuations in foreign currency exchange rates pertains to the major currencies in which our customers generate international sales, including Canadian dollars, Australian dollars, pounds sterling, euros and Japanese yen. Prior to 2013, we entered into foreign forward exchange and option contracts in order to protect us from the risk that the fair value of existing receivables, payables and the cash flows resulting from firm or anticipated transactions of services in foreign currencies, would be affected by fluctuations in exchange rates. Effective December 2012, we entered into a contract with a third party foreign exchange services provider for currency exchange and remittance services for our major currencies, including Canadian dollars, Australian dollars, pounds sterling, euros and Japanese yen, whereby the risk of loss on fluctuation in foreign exchange rates is borne by the third party provider. Although we have limited our risk of loss for major currencies we still may experience losses from fluctuations in exchange rates for sales in other foreign currencies, or upon translation to U.S. dollars expenses incurred in Israeli new shekels for our subsidiary operations, which may negatively impact our operating results.

Interest Rate Risk

At March 31, 2014 we had cash and cash equivalents of $121.4 million. We do not believe our cash and cash equivalents have significant risk of default or illiquidity. We maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

Our existing credit facility accrues interest at a variable rate and we are exposed to market risks relating to changes in interest rates if we have a meaningful large outstanding balance. At March 31, 2014, the interest rate on our credit facility was 5.0% which, in accordance with the terms of our existing credit facility, was based on the lender’s prime rate plus 1.0%. There were no borrowings outstanding under our credit facility as of March 31, 2014. We do not currently have any interest rate hedging activities in place but may in the future engage in hedging activities if market conditions change. We do not, and do not intend to, engage in the practice of trading derivative securities for profit. A 10% increase or decrease in our current interest rate would not have a material effect on our interest expense.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

Item 1A—Risk Factors

An investment in our common stock involves a higher degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Our Industry

We have incurred operating losses in recent fiscal periods and may be unable to sustain profitability, which may negatively impact our ability to achieve our business objectives.

We incurred operating losses in certain recent fiscal periods. Excluding the gain on the sale of our Global Settlements Service, or GSS, business in August 2011, we would have reported a loss of $1.0 million for 2011. We reported net income of $0.2 million for 2012 and a net loss of $0.7 million for 2013 as well as a net loss of $2.0 million for the three months ended March 31, 2014; however, we cannot assure you that we will be profitable in the future. As of March 31, 2014, our accumulated deficit was $18.5 million. We expect to continue to make future expenditures to develop and expand our business that may result in us incurring future losses. In addition, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to sustain future profitability. Our recent growth in revenue and number of customers may not be sustainable, and we may not achieve sufficient revenue to maintain profitability if our growth slows or we lose customers or have customers reduce their sales volume on our platform. We may incur significant losses in the future for a number of reasons, including the other risks described in these Risk Factors, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. For example, one of our strategies is to substantially increase the number of carriers and logistics hubs. If we fail to manage growth and additional complexity in our logistics network, our ability to reduce our fulfillment costs and increase sales conversion could be adversely affected. Additionally, we may experience fluctuations in foreign currencies which could reduce cross-border trade which in turn could adversely affect the sales volume on our platform. Accordingly, we may not be able to maintain profitability and we may incur significant losses for the foreseeable future.

Our limited history as a comprehensive global ecommerce platform makes it difficult to evaluate our current business and future prospects.

In 2008, we changed our business and began offering a comprehensive solution that allows U.S. retailers to transact with consumers worldwide. We have a limited operating history with respect to our current business, which may make it difficult for you to evaluate our current business and our future prospects. For example, the results for the set of customers that we launch each year inherently reflect a distinct group of retailers and consumers and may not be representative of our current or future composite group of retailers and consumers, particularly as we grow and our customer base broadens. In addition, the results for each such customer cohort may reflect unique market and consumer dynamics during the periods covered and may not be indicative of the future performance of such cohort or other cohorts. In recent periods we have experienced significant growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business. If we do not manage these risks successfully, our business may be adversely impacted.

We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer or the significant reduction of business from our largest customers could significantly reduce our revenue.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers, many of whom can terminate their agreements with us upon 30 to 90 days prior written notice. For example, for the year ended December 31, 2013 and the three months ended March 31, 2014, transactions with our largest ten customers accounted for an aggregate of approximately 59% and 61% of our global ecommerce revenue, respectively. No individual customer accounted for more than 10% of our total revenue for the years ended December 31, 2011, 2012 and 2013 and the three months ended March 31, 2014. Additionally, transactions with our top three customers generated approximately 30% of our global ecommerce revenue for the years ended December 31, 2011 and 2012, approximately 25% for the year ended December 31, 2013 and for the three months ended March 31, 2014. Because the primary driver of global ecommerce services and fulfillment services revenue are the international cross-border sales processed through our platform, our total revenue is dependent on a relatively small number of customers and their end consumers who will continue to account for a significant portion of our revenue for the foreseeable future. As a result, our operating results for the foreseeable future will continue to depend on our ability to provide our ecommerce solutions to this small number of customers. Any revenue growth will depend on our success in retaining our customers, growing our customers’ sales processed on our platform and acquiring additional customers. The loss of one or more of our customers, particularly the loss of any of our larger customers, whether through change in customer strategy, acquisitions, consolidations, bankruptcies, terminations for convenience or otherwise, or the failure to retain a significant amount of business from our customers, could harm our business, growth prospects, operating results and financial condition. For example, during the quarter ended September 30, 2013 our sales volumes were negatively impacted by certain customers opting to insource select markets.

If we are unable to retain our existing customers, or the sales volumes generated by them on our platform decline, or does not increase, our business, operating results and financial condition would be adversely affected.

Our customer contracts typically have initial multi-year terms ranging from one to four years, followed by one-year renewal periods. We generate a significant portion of revenue from fees paid to us by our customers based on a percentage of their total gross international sales revenue processed through our platform. We also generate revenue from consumers for fulfillment services, including revenue related to international shipping, handling, and other efforts associated with delivering global logistics services, and foreign exchange and other transaction related fees. These contributors to our revenue are driven by international ecommerce sales generated on our platform.

Our customers often have the right to terminate their agreements for convenience by providing 30 to 90 days prior written notice, and have no obligation to renew their agreements with us after their terms expire. Even if these agreements are renewed, they may not be renewed on the same or on more profitable terms. We expect to continue to derive a significant portion of our revenue from our existing customers’ total sales on our platform and we expect our future revenue growth to be driven by increases in our existing customers’ sales. Despite such expectations, we cannot guarantee that our customers process a minimum volume of sales using our ecommerce solutions. As a result, if existing customers terminate their agreements with us, elect to operate their cross-border trading in certain markets by setting up local operations, do not renew their agreements with us, renew on less favorable terms, do not generate their current volume of sales using our solutions, or demand a fixed pricing per transaction model, our operating results and financial condition will suffer. In addition, the rate at which our customers increase their sales volumes on our platform, and the rate at which new customers adopt our ecommerce solutions is critical to our future growth. Factors that may affect sales volumes processed on our platform, and the adoption rate for our solution include:

•	the price, performance and functionality of our solutions;

•	the availability, price performance and functionality of competing solutions;

•	the effectiveness of our logistics and customer support services;

•	the degree and the rate to which our customers adopt our marketing programs and solutions to drive additional traffic to their ecommerce sites; and

•	the strengthening of the U.S. dollar against other currencies, which may affect international end consumers' ability or willingness to purchase our customers' products

If our efforts to attract new customers are not successful, our revenue growth will be adversely affected, and the new customers we do attract may not generate revenue comparable to our current or historical customers.

One of our growth strategies is to acquire new customers. There is no guarantee that we can sustain our historical acquisition rates. Our ability to attract new customers will depend in large part on the success of our sales and marketing efforts, which may not be successful. Our prospective customers may not be familiar with our solution, or may have traditionally used other products and services for their international ecommerce needs. Our prospective customers may develop their own solutions to address their international ecommerce needs, purchase competitive product offerings, or engage third-party providers of services that do not use our solution to provide their services. In addition, attracting new customers requires substantial time and expense. It may be difficult to identify, engage and market to customers who do not currently have ecommerce needs or are unfamiliar with our solution, and many of our customers typically require input from one or more internal levels of approval. This requires us to spend substantial time and effort assisting potential customers in evaluating our solution including providing demonstrations. If our prospective customers do not perceive our solution to be of sufficiently high value and quality, we may not be able to attract new customers and our business, operating results and financial condition would be adversely affected. Additionally, even if we are successful in attracting new customers, such new customers may not generate comparable revenue relative to our current or historical customers, which could materially adversely affect our operating results and our growth.

Fluctuations in exchange rates of foreign currencies, which may reduce cross-border trade, could harm our business.

International sales generated by our customers processing transactions through our platform are the primary source of both revenue and profit for us. The operating results of, and sales generated from, many of our customers’ internationally focused websites running on our platform are exposed to foreign exchange rate fluctuations. For example, for a U.S. retailer running on our platform, if the U.S. dollar weakens against foreign currencies, the translation of the prices of the retailer’s products into foreign currency denominated transactions would decrease, which may result in increased international sales volumes, revenue and net income for us. Conversely, to the extent the U.S. dollar strengthens against foreign currencies, as experienced in 2013 with the Australian dollar and the Japanese yen, cross-border trade related to purchases of dollar-denominated goods from our U.S.-based retailers running on our platform by non-U.S. purchasers will likely decrease, which would adversely affect our business, operating results and financial condition. As exchange rates in foreign currencies vary, our net revenue and other operating results may differ materially from expectations. In particular, if the U.S. dollar strengthens against major European currencies (for example, the euro and pound sterling) due to the ongoing sovereign debt crisis in Europe, worsening economic conditions or for any other reasons, our revenue and operating results would be adversely impacted.

Our operating results are subject to seasonal fluctuations that could adversely affect the market price of our common stock.

Our business is seasonal in nature and the fourth quarter is a significant period for our operating results due to the holiday season. In 2011, 2012 and 2013, fourth quarter revenue represented approximately 39%, 36% and 32% of our total annual revenue, respectively. As a result, revenue and income (loss) from operations generally decline in the first quarter sequentially from the fourth quarter of the previous year.

Any disruption in our ability to process and fulfill consumer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. For example, if a large number of end consumers access our customers’ websites that operate on our platform in a short period of time due to increased holiday demand, we may experience system interruptions that prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell through, and the attractiveness of, our platform. In addition, we may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. Additionally, any disruption in our business operations or the operations of our customers or logistics providers or other factors that could lead to a material shortfall compared with our expectations for the fourth quarter could result in a significant shortfall in revenue and operating cash flows for the full year.

If we do not successfully optimize and operate our logistics network, our business and growth strategy could be harmed.

The cost of shipping is one of the largest obstacles to a global consumer completing an online purchase. An important part of our strategy is to improve submit rates through our efficiencies and cost reductions via improvements and expansion of our logistics and distribution infrastructure and our supply chain. As part of this strategy, we intend to continue reducing the cost of logistics by expanding the number of hubs and carriers in our logistics network. As we continue to expand the number of hubs and carriers, our logistics network will become increasingly complex and operating it may become more challenging. If one or more service providers in our logistics network on whom we rely fail to perform adequately, our ability to optimize and operate our logistics network will be impaired. If we are unsuccessful in continuing to optimize and operate, our logistics network, our fulfillment costs, operating results, financial condition and growth prospects will be adversely affected.

If we experience delays in the customer implementation process, it could delay our ability to recognize revenue, increase our costs and otherwise negatively impact our business.

In the initial stage of implementation our ecommerce solution is configured and integrated based on the customer’s needs. It may be difficult for us to manage the timeliness of these implementations and the allocation of personnel and resources by us or our customers. If our infrastructure capacity is insufficient to meet our needs, we may experience delays in deploying our solution to new customers, or expanding the solutions we offer to existing customers. We do not recognize significant revenue from customers until their ecommerce solution is launched. If the launch of our solution with a new customer is delayed or an expansion of our solution with an existing customer is delayed due to complications in the implementation process caused by us or our customers, our recognition of revenue for the deployment or expansion with such customer will be delayed. Therefore, failure to successfully manage customer implementations could result in a delay in our ability to recognize revenue. In the past, delays in customer implementation have also resulted in unexpected variances in our results. Delays in implementation could also increase costs, harm our reputation, cause us to lose existing customers, lead to potential customer disputes or limit the adoption rate of our solutions, and our business, operating results and financial condition could be materially and adversely affected.

Our lengthy sales cycle makes it difficult to predict our future revenue and causes variability in our operating results.

Our sales cycle can vary substantially from customer to customer, but typically requires four to six months and, in some cases, even longer depending on the size and complexity of the opportunity. A number of factors influence the length and variability of our sales cycles, including, for example:

•	the need to educate potential customers about the uses and benefits of our solutions;

•	the discretionary nature of potential customers' purchasing and budget cycles and decisions;

•	the competitive nature of potential customers' evaluation and purchasing processes;

•	evolving ecommerce needs and functionality demands of potential customers;

•	announcements or planned introductions of new products by us or our competitors; and

•	lengthy purchasing approval processes of potential customers, who frequently need to obtain approvals from multiple decision-makers before making purchasing decisions

Our ability to accurately forecast revenue is affected by our ability to forecast new customer acquisition. Lengthy sales cycles make it difficult to predict the quarter in which revenue from a new customer may first be recognized. If we overestimate new customer growth, our revenue will not grow as we forecast, our costs and expenses may continue to exceed our revenue and our profitability will be harmed. In addition, we plan our operating expenses, including sales and marketing expenses, and our hiring needs in part on our forecasts of new customer growth and future revenue. If new customer growth or revenue for a particular period is lower than expected, we may not be able to proportionately reduce our operating expenses for that period, which would harm our operating results for that period and our stock price may decline. Delays in our sales cycles could cause significant variability in our revenue and operating results for any particular period.

We may not be able to compete successfully against current and future competitors, including internally-developed solutions.
We face intense competition in the market for ecommerce applications and services, and we expect competition to intensify in the future. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our business, operating results and financial condition. A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•
existing and potential customers may choose to develop ecommerce applications in-house, rather than pay for our solutions. For example, when they reach sufficient scale and presence in a market to house local inventory to make cross-border transactions unnecessary;

•	we may lose customers that merge with or are acquired by companies using a competitor’s or an internally-developed solution;

•
some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base and distribution network, adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products and services than we can;

•
current and potential competitors may merge, have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and consolidation in our industry is likely to intensify. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share;

•	current and potential competitors may offer software that addresses one, or a limited number, of ecommerce functions at a lower price point or with greater depth than our solutions; and

•	software vendors could bundle ecommerce solutions or offer such products at a lower price as part of a larger product sale.

We cannot assure you that we will be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors enter into business combinations or alliances or raise additional capital and established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our business, operating results and financial condition could be negatively impacted.

If we fail to develop or acquire new functionality or enhance our existing solution to meet the needs of our existing and future customers or if we fail to estimate the impact of developing and introducing new functionality and enhanced solutions on our business in response to rapid technological changes, our revenue will decline and our expenditures could increase significantly.

The ecommerce market is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must continue to enhance and improve our existing solution and we must also continue to introduce new solutions. Any new solutions we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new solutions or enhance our existing solutions or if we fail to price our solutions to meet market demand, our business, operating results and financial condition will be adversely affected. For example, we intend to expand our sales and marketing investments to focus on acquiring smaller U.S. retailers by offering self-service options requiring limited integration time, effort and investment. Our efforts to expand our solution to new organization sizes or beyond existing solutions may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which could in turn harm our existing business.

We expect to incur significant expense to develop additional solutions and functionalities and to integrate acquired solutions or functionalities into our existing platform to maintain our competitive position. These efforts may not result in commercially viable solutions. We may experience difficulties with software development, industry standards, design, manufacturing or marketing that could delay or prevent our development, introduction or implementation of new solutions and enhancements. If we do not receive significant revenue from these investments, our business, operating results and financial condition could be adversely affected. Additionally, we intend to maintain a single version of each release of our software applications that is configurable to meet the needs of our customers. Customers may require customized solutions, or features and functions that we do not yet offer and do not intend to offer in future releases, which may cause them to choose a competing solution. If we fail to develop solutions that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our contracts with existing customers and our ability to create or increase demand for our solutions will be harmed, and our business, operating results and financial condition could be materially adversely affected.

Our business and operations have experienced rapid growth and organizational change in recent periods, which has placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of full-time employees from 81 as of December 31, 2010 to 198 as of March 31, 2014. We intend to further expand our overall business, customer base, headcount and operations, both domestically and internationally, with no assurance that our business or revenue will continue to grow. Our plan to expand our business will substantially increase the complexity of our efforts to optimize and operate our logistics network, and if we fail to do so, our business and growth strategy will be adversely affected. Creating a global organization and managing a geographically dispersed workforce will continue to require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter, and our operating results. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Our business is sensitive to consumer spending and general economic conditions in the global economy and in the regional markets in which our customers have significant sales.

Consumer purchases of discretionary items may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower, and these risks may be exacerbated for us due to our focus on facilitating the sale of discretionary items. In addition, international end consumers of our customers’ products are concentrated in a limited number of regional markets. Sales originating from our top five international markets, Canada, Australia, the U.K., Russia and Hong Kong, accounted for approximately 63% of our sales volume in 2013. A downturn in the global economy, or in a regional market in which our customers have significant sales, could have a material, adverse effect on consumer purchases, our operating results and our financial position, and a downturn adversely affecting our consumer base could have a disproportionate impact on our business. In addition, fluctuations in the foreign exchange rates of the currencies of one or more of our top five international markets against the U.S. dollar could adversely impact end consumer purchases in those markets and affect our business. See “-Fluctuations in exchange rates of foreign currencies, which may reduce cross-border trade, could harm our business” for further information. There continues to be significant volatility and uncertainty in the global economy. In particular, the current uncertainty in Europe (including concerns that certain European countries may default in payments due on their national debt) and any resulting disruption could adversely impact our net sales revenue derived from Europe and elsewhere unless and until economic conditions in that region improve. Further or future downturns may adversely affect traffic at merchant websites and could materially and adversely affect our business, operating results and financial condition.

We are dependent upon consumers’ willingness to use the internet for commerce.

Our solution is focused on enabling international, cross-border ecommerce, and the ecommerce market is less developed outside of the United States. Our success depends upon consumers’ continued willingness to use the Internet as a means to purchase goods, communicate, and conduct and research commercial transactions, particularly in markets outside of the United States, where adoption of the Internet and electronic commerce may evolve slowly or may not evolve at all. If consumers became unwilling, less willing or unable to use the Internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet outages or delays, disruptions or other damage to users’ computers, governmental restrictions, increases in the cost of accessing the Internet and security and privacy risks or the perception of such risks, our business, operating results and financial condition could be materially adversely affected. In addition, because our services depend to a significant extent on usage of the Internet by consumers, restrictions on such use by certain countries, such as China and those in the Middle East, may adversely affect our business, operating results and financial condition.

Even if demand for ecommerce products and services increases generally, there is no guarantee that demand for a solution like ours will increase to a corresponding degree.

For our customers and potential customers to be willing to invest in our ecommerce solutions, the Internet must continue to be accepted and widely used for commerce and communication. If ecommerce does not grow or grows more slowly than expected, then our future revenue and profits may not meet our expectations or those of analysts. The widespread adoption of our solutions depends not only on strong demand for ecommerce products and services generally, but also for products and services delivered via a platform and services business model in particular. Many companies continue to rely primarily or exclusively on traditional means of commerce that are not Internet-based and may be reluctant to change their patterns of commerce. Even if such companies do adopt ecommerce solutions, it is unclear whether they will desire ecommerce solutions like ours. As a result, we cannot assure you that our ecommerce solutions will achieve and sustain the high level of market acceptance that is critical for the future success of our business.

Any significant disruption in our hosting network infrastructure delivered by a limited number of data centers could harm our reputation, require us to provide credits or refunds, result in early termination of customer agreements or loss of customers, and negatively affect our business, operating results and financial condition.

Our hosting network infrastructure is a critical part of our business operations. End consumers of our customers depend on us for fast and reliable access to our solution through the Internet. Our software is proprietary, and we rely on the expertise of members of our engineering and software development teams for the continued performance of our solution. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions include:

•	human error;

•	security breaches;

•	telecommunications outages from third-party bandwidth, Internet service, mobile network, electricity and other providers;

•	computer viruses;

•	acts of terrorism, sabotage or other intentional acts of vandalism;

•	unforeseen interruption or damages experienced in moving hardware to a new location;

•	fire, earthquake, flood and other natural disasters; and

•	power loss.

Interruptions in our services could reduce our revenue, cause us to issue credits to customers, subject us to potential liability, damage our brand and our reputation and cause customers to terminate their agreements or harm our renewal rates.

We manage our services and serve all of our customers from two third-party data center facilities. While we engineer and architect the actual computer and storage systems upon which our platform runs and deploy them to the data center facilities, we do not control the operation of these facilities. Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. At least one of our data facilities is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. In addition, the owners of our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses.

We have experienced significant growth in the number of users, transactions and data that our hosting infrastructure supports. We work with our third-party hosting providers to maintain sufficient excess capacity in our hosting network infrastructure to meet the needs of all of our customers. We also work with our third-party hosting providers to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, particularly in the fourth quarter when we might experience significant increases in traffic on our customers’ ecommerce sites, our platform could experience service outages that may subject us to financial penalties and financial liabilities and result in customer losses. If our hosting infrastructure capacity fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our business, operating results and financial condition.

If we fail to maintain our reputation and brand cost-effectively, our business may suffer.

We believe that maintaining our reputation and brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new customers. Our reputation and brand may be impaired by a number of factors, including product malfunctions, data security breaches, network outages and other events as described elsewhere in these risk factors. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful maintenance of our reputation and brand will depend largely on our ability to provide reliable and useful services at competitive prices to our customers. To date, we have engaged in relatively little direct brand promotion activities, which may enhance the risk that we may not successfully implement brand enhancement efforts in the future. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Our growth depends in part on the success of our strategic relationships with third parties, such as global marketing partners.

We have formed strategic partnerships with global marketing partners, such as American Express, MasterCard, PayPal and Visa, to expand the reach of our customers to end consumers through the variety of marketing channels offered by these partners. If we are unsuccessful in maintaining our relationships with these third parties or establishing relationships with others in the future, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

We rely on third-party services, such as shipping and transportation, and payment and foreign exchange providers, in our ecommerce solutions.

We rely on third parties, such as shipping and transportation providers, to deliver our customers’ products to end consumers. Shortages of transportation vessels, transportation disruptions or other adverse conditions in the transportation industry due to shortages of truck drivers, strikes, slowdowns, piracy, terrorism, disruptions in rail service, closures of shipping routes, unavailability of ports and port service for other reasons, increases in fuel prices and adverse weather conditions could increase our costs and disrupt our operations and our ability to deliver our customers’ products to end consumers. The failure of our third-party transportation providers to provide high quality customer service when delivering our customers’ product to end consumers would adversely affect our customers’ and our reputation and our relationship with our customers and could negatively impact our business and operating results. In addition, we rely on our third-party service providers to execute our growth strategy of reducing the cost of logistics by expanding the number of hubs and carriers in our logistics network. If we fail to successfully integrate our third-party service providers into these efforts, our growth will be adversely affected. Furthermore, we rely on third parties to provide payment, remittance and worldwide currency exchange services, and we cannot guarantee that such providers will perform adequately. Errors made by, or delays in service from, such third party payment and currency exchange providers could adversely affect our ability to process purchases by consumers on our platform or convert local currencies to U.S. dollars in a timely manner or at all, which could affect our business, operating results and financial condition.

Our success will depend on our ability to build and maintain relationships with these and other third party service providers on commercially reasonable terms. If we are unable to build and maintain such relationships on commercially reasonable terms, we may have to suspend or cease operations. Even if we are able to build and maintain such relationships, if these third parties are unable to deliver their services on a timely basis, end consumers could become dissatisfied and decline to make future purchases from our customers, which would adversely affect our revenue derived from our customers’ ecommerce sites operating on our platform. If our customers become dissatisfied with the services provided by these third parties, our reputation and our company could suffer.

Our use of and reliance on research and development resources in Israel may expose us to unanticipated costs or events.

Our principal research and development operations are located in Israel. Accordingly, political, economic and military conditions in Israel may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries. Acts of terrorism periodically occur which could affect our operations or personnel. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede our ability to execute our plan of operations, and wars and acts of terrorism have resulted in damage to the Israeli economy, including reducing the level of foreign and local investment. Furthermore, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Israeli citizens who have served in the army may be subject to an obligation to perform reserve duty until they are between 40 and 49 years old, depending upon the nature of their military service.

There can be no assurance that our reliance upon research and development resources in Israel will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our research and development efforts and other operations in Israel involve other significant risks, including:

•	difficulty hiring and retaining appropriate engineering personnel because of intense competition for engineers and resulting wage inflation;

•
difficulties regarding the transfer of knowledge related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;

•	heightened exposure to change in the economic, security and political conditions in Israel; and

•	fluctuations in currency exchange rates and difficulties of regulatory compliance in Israel.

Difficulties resulting from the factors above and other risks related to our operations in Israel could expose us to increased expense, impair our development efforts and harm our competitive position.

If our platform contains serious errors or defects, then we may lose revenue and market acceptance and may incur costs to defend or settle product liability claims.

Complex software applications such as our platform often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by our customers, our current and future products may contain serious defects, which could result in lost revenue, financial penalties or a delay in market acceptance.

Since our customers use our platform for critical business applications, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our customer agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our solutions.

Government and industry regulation of the internet is evolving and could directly restrict our business or indirectly affect our business by limiting the growth of ecommerce. Unfavorable changes in government regulation or our failure to comply with regulations could harm our business and operating results.

As ecommerce evolves, federal, state and foreign agencies have adopted and could in the future adopt regulations or revise existing regulations covering issues such as user privacy, data security, content, and taxation of products and services. Government regulations could limit the market for our products and services or impose burdensome requirements that render significant costs on our business or even make our business unprofitable. Our ecommerce solutions enable our customers to collect, manage and store a wide range of consumer data, including, without limitation, personal information. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including, without limitation, member states of the European Union, and the United Kingdom, Canada, Israel, Australia, New Zealand, Japan and many other countries have adopted legislation that increase or change the requirements governing the collection, use, disclosure and storage of personal information and other data in these jurisdictions. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, or our customers may terminate their relationships with us.

In addition, although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our services. The Telecommunications Act of 1996, or the Telecommunications Act, prohibits certain types of information and content from being transmitted over the Internet. The prohibition’s scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act of 1996, or the Communications Decency Act, were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future, whether in the United States or in other foreign jurisdictions. It is possible that legislation could expose companies involved in ecommerce to liability, which could limit the growth of ecommerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in web usage and decrease its acceptance as a medium of communications and commerce. Moreover, if future laws and regulations limit our customers’ ability to use and share consumer data or our ability to store, process and share data with our customers over the Internet, demand for our solutions could decrease, our costs could increase, and our operating results and financial condition could be harmed.

In addition, taxation of services provided over the Internet (including potentially in jurisdictions in which we do not have a physical presence) or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. In the United States for example, the U.S. Senate recently passed the Marketplace Fairness Act, which, if approved by the U.S. House of Representatives, would require all online retailers to collect sales taxes for the states where they ship goods. Any regulation imposing taxes, fees for Internet use or restricting information exchange over the Internet could increase our costs or result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results could cause the price of our common stock to decline rapidly and significantly, may lead research analysts to change their long-term models for valuing our common stock, could cause short-term liquidity issues, may impact our ability to retain or attract key personnel or cause other unanticipated issues. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

•	factors affecting our existing customers’ sales processed on our platform, including seasonal factors and fluctuating foreign exchange rates affecting international end consumer demand;

•	the extent to which our existing customers renew their agreements to use our solutions and the timing and terms of those renewals;

•	the extent to which new customers are attracted to our solutions to satisfy their ecommerce needs and the timing and rate at which we acquire new customers and implement our solutions;

•	the addition or loss of customers, including through acquisitions or consolidations and development of their own in-house international ecommerce solutions;

•	the number of, and revenue generated by, new customers and the number of, and revenue generated by, renewal customers in a particular period on our platform;

•
the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure, including the development of new products, technologies and enhancements to our solutions;

•	the timing and success of new solutions introduced by us, and those of current and new products and services introduced by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, customers, strategic partners or logistics providers;

•
our ability to manage our existing business and future growth, including increases in the number of customers on our platform, additional customer ecommerce sites, new geographic regions, and our existing and future logistics providers;

•
various factors related to disruptions in our hosting network infrastructure, defects in our solutions, privacy and data security and exchange rate fluctuations, each of which is described elsewhere in these risk factors; and

•	general economic, industry and market conditions.

We believe that our quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

Our long-term success depends on our ability to operate internationally and, in part, on our ability to reach our customers’ end consumers located outside of the United States, making us susceptible to risks associated with international sales and operations.

We currently ship our customers’ products to end consumers in over 100 countries and territories and settle transactions in more than 60 currencies, and we intend to expand our operations to reach new markets and localities. Conducting international operations subjects us to risks which include:

•	localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•
lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs, and other barriers, including restrictions on advertising practices, regulations governing online services, restrictions on importation of specified or proscribed items, importation quotas, consumer protection laws, enforcement of intellectual property rights, laws dealing with consumer and data protection, privacy, encryption, and restrictions on pricing or discounts;

•	heightened exposure to credit card fraud;

•	legal uncertainty in foreign countries with less developed legal systems;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties, embargoes, exchange controls, government controls or other trade restrictions;

•	differing technology standards;

•	difficulties in managing and staffing international operations and differing employer/employee relationships;

•	fluctuations in exchange rates that may increase the volatility of our foreign based revenue;

•	potentially adverse tax consequences, including the complexities of foreign tax laws (including with respect to value added taxes) and restrictions on the repatriation of earnings;

•
likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, increases with the increase of sales and operations in foreign jurisdictions and operations in certain industries;

•	uncertain political and economic climates in foreign markets; and

•	reduced or varied protection for intellectual property rights in some countries.

These factors may cause our international costs of doing business to exceed our comparable domestic costs. Operating in international markets also requires significant management attention and financial resources. Any negative impact from our international business efforts could negatively impact our business, operating results and financial condition as a whole.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Canadian dollars, Australian dollars, pounds sterling, euros, Japanese yen and other foreign currencies and, may in the future, have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Israeli new shekels and, to a lesser extent, other foreign currencies. Effective December 2012, we entered into a contract with a third party foreign exchange services provider for currency exchange and remittance services for major currencies, including Canadian dollars, Australian dollars, pounds sterling, euros and Japanese yen, whereby the risk of loss on fluctuation in foreign exchange rates is borne by the third party provider. Although we have limited our risk of loss for major currencies we still may experience losses from fluctuations in exchange rates for sales in other foreign currencies, or upon translation to U.S. dollars expenses incurred in Israeli new shekels for our subsidiary operations, which may negatively impact our operating results.

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

We are responsible for all aspects of the international order lifecycle for the products we ship for our customers, including compliance with export control and economic sanctions laws, which include the Commerce Department’s Export Administration Regulations, or EAR, and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. Further, our solutions are subject to these export control and economic sanctions laws, including laws related to transfers of technology, software and source code to non-U.S. persons. If we fail to comply with these U.S. export control laws and import laws, including U.S. Customs regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if we, our customers or our carriers fail to obtain appropriate import, re-import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Furthermore, the U.S. export control laws prohibit the shipment of certain products and services to U.S.-embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent any shipments we make from being shipped or provided to U.S. sanctions targets, our customers’ products could be shipped to those targets or provided by our carriers despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations could result in decreased use of our solutions, or the decreased ability to make shipments of our customers’ products. Any decreased use of our solutions would likely adversely affect our business, operating results and financial condition. In addition, the U.S. Federal Aviation Administration, or the FAA, exercises regulatory jurisdiction over transporting hazardous materials and contraband. Shippers of hazardous materials share responsibility with the air and ground carrier for compliance with these regulations and are primarily responsible for proper packaging and labeling. Customers may fail to inform us about hazardous or illegal cargo even though they are required to do so. If we fail to discover any hazardous or illegal cargo or mislabel or otherwise improperly ship hazardous materials, we may suffer liability, fines and other significant penalties, our relationships with our carriers on whom we rely may be harmed, and we may attract closer regulatory scrutiny from the FAA and other regulatory agencies, which will have a material adverse effect on our operating results.

We have in the past been subject to registration as a money services business as a result of offering certain features with our GSS business. While we no longer offer such features with our products as a result of the sale of the GSS business, we may face continuing scrutiny from regulatory authorities as a result of our past conduct or because they have determined that we are still subject to such requirements.

We were previously registered as a money services business, or MSB, pursuant to the Bank Secrecy Act regulations administered by the Financial Crimes Enforcement Network, or FinCEN. We provided currency risk management services for online merchants and internet payment processors and enabled customers to keep account balances with us, and FinCEN had determined that we were acting as a dealer in foreign exchange and engaged in the transmission of funds. We are no longer registered as an MSB with FinCEN because we ceased offering such services, commensurate with the sale of the GSS business, which caused us to register. While we no longer offer those services, we may face continuing scrutiny from regulatory authorities as a result of our past conduct or because our current activities may be determined to subject us to registration as an MSB or licensure as a money transmitter.

Many people use smartphones and other mobile devices to access information on the internet and if we are not successful in developing effective mobile solutions, or those solutions are not widely adopted, our business could be harmed.

The number of people who access the Internet through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in the past few years and is expected to continue to increase. Mobile devices provide our customers an additional channel to offer their products to end-consumers. If we are not able to successfully offer mobile ecommerce solutions to our customers, our ability to grow our business could be harmed.

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing features for these alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such features. In addition, if we experience difficulties in the future in integrating our ecommerce solutions into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, our future growth and operating results could suffer. In addition, our customers may face different fraud risks from transactions sent from mobile devices than they do from personal computers. If we are unable to effectively anticipate and manage these fraud risks in our ecommerce solutions, our business and operating results may be harmed.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

If we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our initial public offering, we began the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We will be testing our internal controls in connection with management’s certification related to internal controls as of December 31, 2014 and, as part of that documentation and testing, identifying areas for further attention and improvement. We have begun recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating expenses and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business.

Although we have no ongoing negotiations or current agreements or commitments for any acquisitions, we may acquire complementary services, technologies or businesses as part of our business strategy. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

An acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

Any of these risks could harm our business and operating results.

We depend on existing members of management and key employees to implement key elements in our strategy for growth, and the failure to retain them or to attract appropriately qualified new personnel could affect our ability to implement our growth strategy successfully.

The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees and on our ability to attract appropriately qualified new personnel. We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, such as our president and chief executive officer, our chief financial officer, our chief strategy officer and our chief technology officer. These key employees may terminate employment with us at any time with no advance notice. We currently do not maintain key-person insurance on any members of our management and key employees. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively, and the replacement of these officers likely would involve significant time and costs, and the loss of these officers may significantly delay or prevent the achievement of our business objectives.

Further, if we are unable to attract appropriately qualified new personnel, including in the technical, research and development, and products fields, as we expand over the next few years, we may not be successful in implementing our growth strategy. We face intense competition for qualified individuals from numerous technology, software, ecommerce and Internet-related companies. For example, our competitors may be able to attract and retain a more qualified engineering team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and maintain our services at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete would decrease, and our operating results would suffer. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and development plans, which may cause us to lose customers or increase operating expenses as the attention of our remaining senior managers is diverted to recruit replacements for the departed key employees.

Provisions of our debt instruments may restrict our ability to pursue our business strategies.

Our credit facility requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;

•	complete mergers or acquisitions;

•	incur indebtedness;

•	encumber assets;

•	pay dividends or make other distributions to holders of our capital stock;

•	make specified investments;

•	change certain key management personnel; and

•	engage in transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. If we default under our credit facility, and such event of default was not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.

We rely on insurance to mitigate some risks facing our business, and to the extent our insurance does not mitigate the risks facing our business or our insurers are unable to meet their obligations, our operating results may be negatively impacted.

We contract for insurance to cover certain potential risks and liabilities, such as general liability, directors and officers liability and marine cargo and warehouse losses. It is possible that we may not be able to obtain enough insurance to meet our needs, may have to pay very high prices for the coverage we do obtain, have very high deductibles, may not be able to, or may choose not to, acquire any insurance for certain types of business risk. For example, while we maintain standard marine cargo and warehouse insurance that is intended to cover shipping and transportation losses, many events, such as downtime of our platform resulting in significant losses for us and our customers, are not insured and may not be insurable. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our business, operating results and financial condition could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our business, operating results and financial condition could be negatively affected. Additionally, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. There can be no assurance that our insurance will be adequate to protect us from pending and future claims. In addition, we are required to maintain insurance coverage under some of our agreements with our clients. If we are not able to or do not maintain the required insurance coverage, we could breach those agreements.

We are subject to the rules and regulations adopted by the payment card networks, such as Visa and MasterCard, and if we fail to adhere to their rules and regulations, we would be in breach of our contractual obligations to payment processors and merchant banks, which could subject us to damages and liability and could eventually prevent us from processing or accepting credit card payments.

The payment card networks, such as Visa and MasterCard have adopted rules and regulations that apply to all merchants who process and accept credit cards for payment of goods and services. We are obligated to comply with these rules and regulations as part of the contracts we enter into with payment processors and merchant banks. The rules and regulations adopted by the payment card networks include the Payment Card Industry Data Security Standards, or PCI DSS. Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of payment card data to help prevent fraud. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages, higher transaction fees, and civil liability, loss of certification and could eventually prevent us from processing or accepting debit and credit cards or could lead to a loss of payment processor partners. Further, there is no guarantee that even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our compliance. We also cannot guarantee that such compliance will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the debit or credit card data of customers or participants or regulatory or criminal investigations. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and any increases in our credit card and debit card fees could adversely affect our business, operating results and financial condition. Moreover, any such illegal or improper payments could harm our reputation and may result in a loss of service for our customers, which would adversely affect our business, operating results and financial condition.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies but not to “emerging growth companies” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

As an “emerging growth company” under the JOBS Act, we are permitted to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, we are electing not to take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

We could be an “emerging growth company” for up to five years following completion of our initial public offering, although if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, operating results and financial condition.

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including requiring changes to corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning December 31, 2014, Section 404 of the Sarbanes-Oxley Act, or Section 404, will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.

After we are no longer an “emerging growth company,” or sooner if we choose not to take advantage of certain exemptions set forth in the JOBS Act, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We are faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

We may be subject to taxation in many jurisdictions in the United States and around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax laws, including increased tax rates or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the taxing authorities in these jurisdictions could review our tax returns, or authorities in jurisdictions in which we do not file tax returns could assert that we are subject to tax in such jurisdiction, and in either case could impose additional tax, interest and penalties. Further, the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.

We conduct global operations through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements among our affiliated entities. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, operating results and financial condition.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we have or have had a change in ownership, or if taxable income does not reach sufficient levels.

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $8.8 million and $6.2 million, respectively. The annual use of our net operating losses may be limited following certain ownership changes under provisions of the Internal Revenue Code of 1986, as amended, and applicable state tax law. We have not completed a study to assess whether an ownership change occurred as a result of our initial public offering, or whether there have been one or more ownership changes since our inception, due to the costs and complexities associated with such study. Accordingly, our ability to use our net operating loss carryforwards to reduce future tax payments may be currently limited or may be limited as a result of our initial public offering or any future issuance of shares of our stock.

Risks Related to Data Security and Our Intellectual Property

Security and privacy breaches may hurt our business.

In connection with our business, we collect certain personally identifiable information, or personal information, from our customers. Some of this information includes sensitive and/or regulated information, such as credit card information or other payment details. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but there is no guarantee that inadvertent (for example, software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized data access or use will not occur despite our efforts. Any unauthorized access or use of personal information and other customer data, virus or similar breach or disruption to our, our customers’, or our partners’ systems and security measures as a result of third-party action, employee error, malfeasance or otherwise could result in loss of personal information or other confidential information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, indemnification of our customers, financial penalties, litigation, regulatory investigations, and other significant liabilities.

Techniques used to obtain unauthorized access to personal information, confidential information and/or the systems on which such information are stored and/or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers or suffer other negative consequences to our business. In addition, the vast majority of U.S. states and a number of foreign jurisdictions impose detailed breach notification obligations that would apply in the event of unauthorized access to certain personally identifiable information. In the event we experience a data breach, we could be subject to one or more of these laws which could require us to undertake costly and burdensome notification obligations. Any data breach incidents could also have a material and adverse effect on our business, reputation, or financial results.

Any significant violations of data privacy and/or information security could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our operating results and financial condition. Moreover, if a high profile security breach occurs with respect to another ecommerce technology services provider, our customers and potential customers may lose trust in the security of our business model generally, which could adversely impact our ability to retain existing customers or attract new ones. We maintain coverage for third party “Cyber Liability” claims. However, in the event of a major third party security incident, we may incur losses in excess of the insurance coverage. Further, certain incidents that we can experience may not be covered by the insurance that we carry.

We collect, use, store, and disclose personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

As part of our ecommerce solution that we offer to our customers, we collect, use, store, and disclose personal information and other customer data, including bank account numbers, credit and debit card information, identification numbers and images of government identification cards. We also aggregate this data and conduct data analytics based on this aggregated data to gain insights on the global consumer and formulate data-driven marketing and merchandising strategies. As a result, we are required to comply with certain privacy and data security requirements, including the Payment Card Industry Data Security Standards and state laws concerning privacy and security of personal information. In addition, the European Union, or EU, has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. There are also numerous other federal, state and local laws around the world regarding privacy and the collection, usage, storage, disclosure and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other applicable rules. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules, our business practices, or our contractual commitments to our customers.

The regulatory framework for privacy and data security issues worldwide is evolving. The U.S. federal government and various state governments have adopted or proposed limitations on the collection, use, storage and disclosure of personally identifiable information. Numerous foreign jurisdictions, including all EU member states, have adopted legislation (including directives or regulations) that impose stringent restrictions on the collection, usage, storage, disclosure, security and deletion of personal information in these jurisdictions. In addition, individual EU member states have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy and data security standards from country to country. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. A failure to comply fully with applicable foreign legal requirements could result in fines and other liabilities, negative publicity and loss of business.

U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. Within the EU, for example, legislators are currently considering a revision to the 1995 European Union Data Protection Directive that may include more stringent operational requirements for processors and controllers of personal information and that would impose significant penalties for non-compliance. If our privacy or data security measures fail to comply with current or future laws and regulations or our policies, we may be subject to litigation, regulatory investigations, fines, defense costs and other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit our customers’ ability to collect, use, store and share consumer data or our ability to use, store and disclose personal information and/or other data with our customers over the Internet, demand for our solution could decrease, our costs could increase, and our business, operating results and financial condition could be harmed.

We could be required to stop selling or using a product or service and/or incur substantial costs as a result of any claim of violation of another party’s intellectual property or proprietary rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property and proprietary rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose primary business is to assert such claims. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our business violates its rights, the litigation could be expensive and could divert our management resources.

In addition, in most instances, we have agreed to indemnify our customers against certain claims that our products and services violate the intellectual property rights of third parties. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease making, selling offering for sale or using products or services that incorporate the challenged intellectual property;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•	redesign those products or services to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect upon our business and financial results.

We could incur substantial costs in protecting our intellectual property from infringement, and any failure to protect our intellectual property could impair our business.

We seek to protect the source code for our proprietary software under a combination of patent, copyright and trade secrets law. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our proprietary software is dependent upon the extent to which we have rights under valid and enforceable patents, copyrights or trade secrets that cover these activities. However, because we make some of the source code available to some customers, third parties may be more likely to misappropriate it. Our policy is to enter into confidentiality agreements with our employees, consultants, vendors and customers and to control access to our software, documentation and other proprietary information. Despite these precautions, it may be possible for someone to copy our software or other proprietary information without authorization or to develop similar software independently.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or to obtain and use information that we regard as proprietary. Policing unauthorized use of our platform is difficult, and while we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and have a material adverse effect on our business, operating results and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our platform may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information may increase.

There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property, then our business, brand, operating results and financial condition could be materially harmed.

Our use of “open source” software could negatively affect our ability to sell our services and subject us to possible litigation.

A portion of the technologies licensed by us incorporate so-called “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software or that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products.

We rely on third-party software, including server software and licenses from third parties to use patented intellectual property that is required for the development of our solutions, which may be difficult to obtain or which could cause errors or failures of our solutions.

We rely on software licensed from or hosted by third parties to offer our solutions. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any inability to obtain or loss of the right to use any software required for the development and maintenance of our solutions could prevent us from providing our solutions or result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions which could harm our business.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile.
The market price of our common stock could be subject to significant fluctuations, and it may decline below the price at which you purchased your shares, in response to various factors, some of which are beyond our control. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes or fluctuations in our operating results or financial guidance or in the expectations of securities analysts;

•	announcements of technological innovations, new products, strategic alliances or significant agreements by us or by our competitors;

•	litigation involving us or developments or disputes concerning our intellectual property or other rights;

•	changes in general economic, industry and market conditions and trends;

•	issuance of new or changed securities analysts’ reports or recommendations with respect to our stock;

•	future sales of our common stock or securities;

•	expiration of contractual lock-up agreements;

•	recruitment or departure of key personnel; and

•	the other factors discussed in these Risk Factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

We may need financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire complementary businesses, or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance, and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions, or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-based securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities, as well as any borrowings under our credit agreement, could impose restrictions on our operations.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they publish negative evaluations of our stock, the price of our stock and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements that our directors, officers and existing stockholders entered into in connection with our initial public offering. These sales, or the perception that a substantial number of shares may be sold, could reduce the market price of our common stock. As of March 31, 2014, we had 31,227,483 shares of common stock outstanding, of which 5,750,000 shares that we sold and issued in our initial public offering and are eligible for resale in the public market immediately. The remaining 25,477,483 shares are restricted as a result of securities laws or lock-up agreements but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, after the expiration of lock-up agreements with us or with the underwriters for our initial public offering.

In addition, as of March 31, 2014, there were 258,781 shares underlying outstanding warrants and 3,595,657 shares underlying outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and applicable securities laws. Additionally, we registered an aggregate of 5,144,684 shares of our common stock that have been issued or reserved for future issuance under our stock incentive plans. Moreover, holders of an aggregate of approximately 23,797,825 shares of our common stock as of March 31, 2014, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions under applicable securities laws.

We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

As of March 31, 2014, our executive officers, directors and greater than 5% stockholders, together with their affiliates, beneficially owned, in the aggregate, approximately 63.1% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Our management will have broad discretion over the use of the proceeds we receive from our initial public offering and might not apply the proceeds in ways that increase the value of your investment.

Our management will have broad discretion to use our proceeds from our initial public offering, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply these proceeds in ways that increase the value of your investment. Our management might not be able to yield a significant return, if any, on any investment of these proceeds. You will not have the opportunity to influence our decisions on how to use our proceeds from our initial public offering.

Anti-takeover provisions in our certificate of incorporation and our bylaws, as well as provisions of Delaware law, may discourage, delay or prevent an acquisition of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management and may limit the price that investors might be willing to pay for our common stock. Our corporate governance documents include provisions:

•	establishing a classified board of directors with staggered three-year terms so that not all members of our board are elected at one time;

•	providing that directors may be removed by stockholders only for cause;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	providing that vacancies may only be filled by the remaining directors;

•	preventing the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	providing for a supermajority requirement to amend our bylaws; and

•	establishing the Court of Chancery of the State of Delaware as the sole and exclusive forum for any legal actions.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the state of Delaware, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2014, our registration statement on Form S-1 (File No. 333-193988) was declared effective for our initial public offering. On March 26, 2014, we closed our initial public offering of 5,750,000 shares of common stock, including 750,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share, for aggregate gross proceeds to us of $92.0 million. The managing underwriters for the offering were Credit Suisse Securities (USA) LLC and RBC Capital Markets, LLC.

The net offering proceeds to us, after deducting underwriting discounts totaling approximately $6.4 million and offering expenses totaling approximately $3.1 million, were approximately $82.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of March 31, 2014, we had not used any of those proceeds. We currently intend to use the proceeds for general corporate purposes.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 21, 2014 pursuant to Rule 424(b)(4) under the Securities Act.

Item 6—Exhibits

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2 (2)	Amended and Restated Bylaws of the Registrant
4.1 (3)	Form of Common Stock certificate of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as Exhibit 3.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2014, and incorporated herein by reference.

(2) Filed as Exhibit 3.3 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2014, and incorporated herein by reference.

(3) Filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2014, and incorporated herein by reference.

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

**
In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORDERFREE, INC.

Date:	May 9, 2014
By:	/s/ Edwin A. Neumann
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)