Form 10-Q
period 2014-06-30
Borderfree, Inc.
filed 2014-08-06
CIK 1277141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $0.01 per share, outstanding at August 5, 2014 was 31,507,811.

BORDERFREE, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BORDERFREE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value and share data)

	At June 30, 2014	At December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$102,172	$43,599
Investments	18,542	—
Trade receivables, net of allowances of $57 and $71 at June 30, 2014 and December 31, 2013, respectively	12,886	13,785
Short term receivable from sale of business	717	742
Prepaid expenses and other	2,105	3,056
Total current assets	136,422	61,182
Restricted cash and deposits	409	288
Employee rights upon retirement funds	967	897
Receivable from sale of business	181	476
Property and equipment, net	9,778	7,667
Goodwill	265	265
Intangible assets, net	1,110	1,262
Other assets	263	276
Total assets	$149,395	$72,313
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Trade payables	$22,587	$28,508
Deferred revenue	1,302	1,080
Current maturity of long term debt	20	32
Accrued expenses and other	9,495	12,286
Total current liabilities	33,404	41,906
Liability for employee rights upon retirement	1,622	1,454
Long term debt	4	14
Other long term liabilities	262	279
Total liabilities	35,292	43,653
Commitments and contingencies - See Note 10
Convertible preferred stock:
Series A, convertible preferred stock, $0.01 par value; 0 and 2,108,107 shares authorized at June 30, 2014 and December 31, 2013, respectively; 0 and 1,999,438 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	7,004
Series B, convertible preferred stock, $0.01 par value; 0 and 2,654,307 shares authorized at June 30, 2014 and December 31, 2013, respectively; 0 and 2,413,006 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	2,573
Series C, convertible preferred stock, $0.01 par value; 0 and 14,400,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 0 and 14,089,918 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	15,095
Series D, convertible preferred stock, $0.01 par value; 0 and 9,500,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 0 and 8,822,063 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	4,859
Series E, convertible preferred stock, $0.01 par value; 0 and 2,942,978 shares authorized at June 30, 2014 and December 31, 2013, respectively; 0 and 2,942,978 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	12,406
Total convertible preferred stock	—	41,937
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 200,000,000 and 49,500,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 31,744,702 and 4,843,612 shares issued at June 30, 2014 and December 31, 2013, respectively; 31,505,182 and 4,604,092 outstanding at June 30, 2014 and December 31, 2013, respectively	318	48
Additional paid in capital	133,524	4,132
Notes receivable from stockholders	—	(429)
Accumulated other comprehensive loss	(7)	—
Treasury stock, at cost	(600)	(600)
Accumulated deficit	(19,132)	(16,428)
Total stockholders’ equity (deficit)	114,103	(13,277)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$149,395	$72,313
The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$30,964	$25,583	$57,478	$51,355
Operating expenses:
Cost of revenue	19,513	17,300	36,700	34,539
Technology and operations	3,394	2,306	6,159	4,488
Research and development	2,159	1,627	3,948	2,874
Sales and marketing	3,265	2,759	5,841	5,357
General and administrative	3,385	2,546	6,744	4,814
Total operating expenses	31,716	26,538	59,392	52,072
Loss from operations	(752)	(955)	(1,914)	(717)
Interest and other income, net	193	438	331	816
Loss on change in fair value of warrants	—	(250)	(964)	(465)
Loss before income taxes	(559)	(767)	(2,547)	(366)
Provision for income taxes	104	47	157	87
Net loss	$(663)	$(814)	$(2,704)	$(453)

Net loss per share:
Basic	$(0.02)	$(0.20)	$(0.14)	$(0.11)
Diluted	$(0.02)	$(0.20)	$(0.14)	$(0.11)
Weighted average common shares outstanding:
Basic	31,407,288	4,087,757	19,729,479	4,032,792
Diluted	31,407,288	4,087,757	19,729,479	4,032,792

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(663)	$(814)	$(2,704)	$(453)
Other comprehensive loss:
Net unrealized losses on investments on available-for-sale securities occurring during the period	(7)	—	(7)	—
Total comprehensive loss	$(670)	$(814)	$(2,711)	$(453)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited, in thousands except share data)

	Common Stock		Additional paid-in capital	Notes receivable from stockholders	Treasury Stock		Accumulated other comprehensive loss	Accumulated deficit	Total
	Amount	Shares			Amount	Shares
Balance at January 1, 2014	$48	4,843,612	$4,132	$(429)	$(600)	(239,520)	$—	$(16,428)	$(13,277)
Net loss								(2,704)	(2,704)
Other comprehensive loss							(7)		(7)
Exercise of stock options	—	43,274	18						18
Exercise of warrants	3	235,188	(3)						—
Conversion of convertible preferred stock to common stock	209	20,872,628	41,728						41,937
Reclassification of convertible preferred stock warrant liability to common stock warrants			3,627						3,627
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,193	58	5,750,000	82,304						82,362
Forgiveness and repayment of notes receivable				429					429
Stock-based compensation			1,718						1,718
Balance at June 30, 2014	$318	31,744,702	$133,524	$—	$(600)	(239,520)	$(7)	$(19,132)	$114,103

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(2,704)	$(453)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	1,718	634
Forgiveness of notes receivable from stockholders	396	—
Loss on change in fair value of warrants	964	465
Depreciation and amortization	1,641	1,142
Loss on employee rights upon retirement funds	4	—
Interest income on investments	(3)	—
Interest income on notes receivable from stockholders	—	(3)
Changes in operating assets and liabilities:
Decrease in trade receivables	899	5,958
(Increase) decrease in prepaid expenses and other	(794)	3,405
Decrease in trade payables	(5,921)	(1,323)
Decrease in accrued expenses and other	(923)	(2,455)
Increase in liability for employee rights upon retirement	144	14
Net cash provided by (used in) operating activities	(4,579)	7,384
Cash flows from investing activities
Purchases of investments	(18,545)	—
Restricted cash and deposits	(21)	27
Purchase of property and equipment	(864)	(512)
Capitalized internal use software	(2,121)	(1,864)
(Increase) decrease in funds in respect of employee rights upon retirement	(52)	65
Proceeds from sale of business	320	451
Net cash used in investing activities	(21,283)	(1,833)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	85,561	—
Offering costs	(1,155)	—
Proceeds from exercise of stock options	18	63
Repayments of notes receivable from stockholder	33	28
Payments of capital leases	(22)	(44)
Net cash provided by financing activities	84,435	47
Increase in cash and cash equivalents	58,573	5,598
Balance of cash and cash equivalents at beginning of period	43,599	27,476
Balance of cash and cash equivalents at end of period	$102,172	$33,074
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$9
Cash paid for taxes	$279	$87
Non-cash capital expenditures	$615	$—
Deferred offering costs included in accrued expenses	$376	$—
Non-cash financing activities
Cashless exercise of warrants	$3	$—

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

Initial Public Offering

In March 2014, the Company closed its initial public offering, or IPO, of 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the underwriters' option to purchase additional shares, at an offering price of $16.00 per share. All outstanding shares of the Company's convertible preferred stock converted to 20,872,628 shares of common stock at the closing of the IPO. The Company's shares are traded on NASDAQ under the symbol "BRDR". The Company received proceeds from the IPO of $85.6 million, net of underwriting discounts and commissions, but before offering expenses of $3.2 million. Offering expenses at December 31, 2013 of $1.8 million were recorded as current assets. These offering expenses, and additional expenses incurred from January 2014 through the closing of the IPO of approximately $1.4 million, have been reclassified as additional paid-in capital.

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commissions ("SEC"), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2013. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair statement of the results of operations for the interim periods presented, have been reflected therein. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include Borderfree Canada, Inc., FiftyOne China, Co., Ltd., Borderfree Research and Development Ltd. (organized in Israel), Borderfree Limited (organized in Ireland), Borderfree Australia Pty Ltd. and BoxHop LLC (organized in the United States). Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include the determination of the receivable related to the sale of the Global Settlements Services (“GSS”) business (see Note 15), fair value of stock options, valuation of goodwill and intangible assets, useful lives associated with depreciation and amortization of intangible assets, warrant liability valuation, certain components of the income tax provisions, including valuation allowances on the Company’s deferred tax assets, and accruals for fulfillment costs, refunds and chargebacks. The Company bases estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could vary from those estimates.

Revenue

Global ecommerce services revenue includes a fee paid to the Company by its customers based on a percentage of each customer's total gross international sales revenue processed through the Company's platform, as well as a fee paid by the consumer related to foreign exchange and other consumer transactional services.

Fulfillment services revenue is paid by both the consumer and the Company's customers for international shipping, handling and other global logistics services.

The following table summarizes revenue by type of service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Global ecommerce services	$16,404	$12,280	$29,860	$23,573
Fulfillment services	14,560	13,303	27,618	27,782
Revenue	$30,964	$25,583	$57,478	$51,355

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

The transaction gains and losses for the three and six months ended June 30, 2014 and 2013, respectively, were not significant.

Investments

The Company’s investments in marketable securities are recorded at fair value, with any unrealized gains and losses, reported as a component of stockholders’ equity until realized. The Company’s investments are classified as available-for-sale securities as they represent investments available for current operations and may be sold prior to their stated maturities for strategic or operational reasons.

Comprehensive Loss

Accumulated other comprehensive loss, included as a component of shareholders' equity, consists of unrealized gains and losses affecting equity that, under GAAP, are excluded from net loss. For the Company, accumulated other comprehensive loss is impacted by unrealized losses on available-for-sale securities as of the reporting period date and by reclassification adjustments resulting from sales or maturities of available-for-sale securities. Amounts reclassified for previously unrealized gains or losses on available-for-sale securities are included in interest and other income, net, on the consolidated statements of operations. There was $7 thousand of unrealized losses and no amounts reclassified to the consolidated statements of operations for the three and six months ended June 30, 2014, respectively.

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

In May 2014, the FASB issued accounting guidance which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new accounting rules will be effective for the Company on January 1, 2017.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2—Cash Equivalents and Investments

At June 30, 2014 the Company held $41.5 million of cash equivalents in money market funds whose carrying value approximates fair value. The Company did not hold any money market funds as of December 31, 2013.

The Company's investments consist of marketable debt securities that are classified as available-for-sale and presented as "investments," a component of current assets on the consolidated balance sheets. The Company's available-for-sale securities represent investments available for current operations and may be sold prior to their stated maturities for strategic or operational reasons. The available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in "Accumulated other comprehensive loss." The amortized cost of the available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method.
A summary of the Company’s available-for-sale investments at June 30, 2014 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
Corporate bonds	$14,555	$—	$(10)	$14,545
U.S. government and agency securities	2,995	3	—	2,998
Commercial paper	999	—	—	999
	$18,549	$3	$(10)	$18,542

The Company did not hold any available-for-sale investments at December 31, 2013.

Realized gains and losses are included in interest and other income, net, on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. There were no realized gains and losses on the available-for-sale investments for the three and six months ended June 30, 2014. Interest and dividends earned on available-for-sale securities are also included in interest and other income, net, on the consolidated statements of operations.
When the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in interest and other income, net, and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company considered the declines in market value of its marketable available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired as of June 30, 2014. Contractual maturities for the Company's available-for-sale securities are within two years of June 30, 2014.

Note 3—Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, trade receivables and payables, and credit facility, approximate fair value, due to their short maturities or the fact that the interest rate of the revolving credit facility is based upon current market rates. The receivable from the sale of the Global Settlement Services business (see Note 15) was initially recorded based on estimated fair value and management does not believe that changes to the underlying assumptions used since August 2011 would result in a material change to fair value on the remaining balance as of the balance sheet dates.

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

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company's own assumptions regarding the applicable asset or liability.

During the six months ended June 30, 2014 and the year ending December 31, 2013 there were no transfers between the assets and liabilities categorized as Level 1, Level 2 and Level 3.
`
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of (in thousands):

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$41,456	$41,456	$—	$—

Assets:
Investments	$18,542	$—	$18,542	—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$2,663	$—	$—	$2,663

The following table reflects the activity for the Company’s classes of liabilities measured at fair value using Level 3 inputs (in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at January 1,	$2,663	$1,167
Loss on change in fair value of warrants	964	465
Reclassification of warrant liability to equity	(3,627)	—
Balance as of June 30,	$—	$1,632

The Company used a methodology for estimating the fair value of the warrant liabilities based on an allocation of the total equity fair value to the various classes of securities in the Company’s equity structure. This method provided an estimate of fair value based upon the equity holders’ respective share of the value of a series of call options on the equity. The value of the call option was determined using the Black Scholes option pricing model, based on the fair value of the underlying equity and other assumptions. These included expected volatility of 37.5%, a risk free interest rate of 0.4%, time to maturity based upon an expected future liquidity event of one year and no expected dividend yield. The fair value of the warrant liability was $3.6 million upon the closing of the IPO and was reclassified as a component of additional paid-in capital.

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are initially measured at fair value. In the event there is an indicator of impairment, such asset's carrying value is adjusted to current fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on Level 3 inputs.

Note 4—Trade Receivables

Trade receivables, net of allowances of $57 thousand and $71 thousand at June 30, 2014 and December 31, 2013, respectively, consisted of the following (in thousands):

	At June 30, 2014	At December 31, 2013
Credit Cards	$5,583	$5,727
Merchants	7,303	8,058
	$12,886	$13,785

Note 5—Prepaid expenses and other

Prepaid expenses and other consisted of the following (in thousands):

	At June 30, 2014	At December 31, 2013
Prepaid expenses	$1,816	$2,388
Other	289	668
	$2,105	$3,056

Note 6—Property and Equipment

Property and equipment consisted of the following (in thousands):

	At June 30, 2014	At December 31, 2013
Computer and peripheral equipment	$6,417	$5,097
Internal use software	7,447	5,325
Furniture and office equipment	1,168	1,040
Leasehold improvement	586	556
Total property and equipment	15,618	12,018
Less: Accumulated depreciation and amortization	(5,840)	(4,351)
Property and equipment, net	$9,778	$7,667

Depreciation expense, which includes amortization of assets under capital leases and software development costs, for the six months ended June 30, 2014 and 2013 was $1.5 million and $0.8 million, respectively. Amortization expense of software development costs for the six months ended June 30, 2014 and 2013 was $0.8 million and $0.3 million, respectively.

No event or indicator of impairment occurred during the six months ended June 30, 2014, which would require impairment testing of property and equipment.

Note 7—Goodwill and Intangibles

The gross carrying amount of goodwill as of June 30, 2014 and December 31, 2013 is $0.3 million.

The following table provides the gross carrying amount, accumulated amortization and net carrying amount for each major class of long-lived amortizable intangible assets (in thousands):

		At June 30, 2014			At December 31, 2013
	Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10	$752	$(390)	$362	$752	$(338)	$414
Customer relationships	8	1,261	(513)	748	1,261	(413)	848
Technology	1	$490	$(490)	$—	$490	$(490)	$—
Total intangible assets		$2,503	$(1,393)	$1,110	$2,503	$(1,241)	$1,262

Amortization expense corresponding to the long-lived amortizable intangible assets for the six months ended June 30, 2014 and 2013, was $0.2 million and $0.3 million, respectively.

No event or indicator of impairment occurred during the six months ended June 30, 2014, which would require impairment testing of long-lived intangible assets including goodwill.

Note 8—Accrued Expenses and Other

Accrued expenses and other consisted of the following (in thousands):

	At June 30, 2014	At December 31, 2013
Fulfillment, duty and VAT costs	$3,098	$3,573
Compensation	2,397	2,873
Warrant liability	—	2,663
Other	4,000	3,177
	$9,495	$12,286

Note 9—Long Term Debt and Revolving Credit Facility

Long term debt is summarized as follows (in thousands):

	At June 30, 2014	At December 31, 2013
Lease commitments	$24	$46
Current maturities of lease commitment	(20)	(32)
Long term debt	$4	$14

On April 18, 2013, the Company entered into an amended and restated loan and security agreement (the "Credit Facility") with Silicon Valley Bank ("SVB"). Pursuant to the Credit Facility the Company can incur revolver borrowings up to the lesser of $12.0 million or a borrowing base equal to 80% of eligible merchant receivables plus 75% of eligible credit card receivables. The Company has an additional $6.0 million of non-formula based availability during the fourth quarter retail holiday season. The Credit Facility also provides for letters of credit. Interest accrues at a floating rate equal to SVB’s prime rate plus 1.0% and is payable monthly.

On October 29, 2013, the Company and SVB modified the terms of the Credit Facility to adjust the financial covenant requirements for future quarters to levels that are aligned with the Company’s operating and financial targets. As of June 30, 2014, the Company was in compliance with the terms and covenants of the Credit Facility. Financial covenants include maintenance of an adjusted quick ratio, defined as the ratio of current assets to current liabilities, inclusive of outstanding letters of credit and minus the current portion of deferred revenue, of at least 1.20 to 1.00 and a minimum net income. There were no revolver borrowings and there was $1.6 million letters of credit outstanding as of June 30, 2014

On July 24, 2014, the Company entered into a Second Amended and Restated Loan and Security Agreement (the "Amended Agreement") with SVB. Pursuant to the Amended Agreement, the Credit Facility is extended for two years through July 24, 2016 and will bear interest at a floating rate equal to the Wall Street Journal Prime Rate. Borrowings under the Amended Agreement are subject to financial reporting obligations including minimum profitability/maximum loss parameters. Except for the Company's intellectual property, obligations of the Company under the Credit Facility are secured by a first priority lien on substantially all assets of the Company.

Note 10—Commitments and Contingencies

The Company leases all of its office space under non-cancellable operating lease agreements. These leases generally have initial periods of three to seven years and contain provisions for renewal options, sublease and payment of real estate taxes and common area charges. The Company also leases vehicles and certain furniture and equipment.

Capital lease obligations are as follows (in thousands):

	At June 30, 2014	At December 31, 2013
Gross capital lease obligations	$24	$49
Less: imputed interest	—	(3)
Present value of net minimum lease payments	24	46
Less: current portion of capital lease obligation	(20)	(32)
Total long term capital lease obligations	$4	$14

The Company is subject to various claims, charges, disputes and litigation that have arisen in the ordinary course of business. Although there can be no assurance in this regard, the Company does not believe these other matters will have a material adverse effect on the Company’s results of operations, cash flows or its financial condition.

Note 11—Common Stock, Preferred Stock and Stock Plans

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

Common stock consisted of the following shares:

	At June 30, 2014			At December 31, 2013
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common Stock	200,000,000	31,744,702	31,505,182	49,500,000	4,843,612	4,604,092

Stock-based compensation expense for the Company's stock options under the equity incentive plan included in the consolidated statements of operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of revenue	$4	$1	$9	$1
Technology and operations	138	83	274	112
Research and development	173	100	317	112
Sales and marketing	310	238	448	276
General and administrative	531	104	670	133
Total stock-based compensation expense	$1,156	$526	$1,718	$634

In March 2014, the compensation committee of the Company's board of directors approved stock option grants covering a total of 445,176 shares to certain employees and directors. Of these awards, stock option grants covering 255,087 shares were issued to named executive officers, including the Company's chief executive officer.

In June 2014, the compensation committee of the Company's board of directors approved stock option grants covering a total of 48,521 shares to certain employees. Of these awards, stock options grants covering 39,521 shares were issued to a named executive officer.

On August 1 2014, the Company granted stock option grants covering a total of 139,300 shares to certain employees.

The Company's board of directors has the authority, without further action by the stockholders, to designate and issue up to 25,000,000 shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of the holders of each such series of preferred stock, any or all of which may be greater than or senior to those granted to the holders of common stock. Though the actual effect of any such issuance on the rights of the holders of common stock will not be known until such time as the Company's board of directors determines the specific rights of the holders of preferred stock, of which the potential effects of such an issuance include diluting the voting power of the holders of common stock, reducing the likelihood that holders of common stock will receive dividend payments and reducing the likelihood that holders of common stock will receive payments in the event of the Company's liquidation, dissolution, or winding up, and delaying, deterring or preventing a change-in-control or other corporate takeover.

Note 12—Capitalization

On March 21, 2014, upon the closing of the IPO, all outstanding shares of convertible preferred stock were automatically converted into 20,872,628 shares of common stock.

The following table summarizes the number of shares of convertible preferred stock for the six months ended June 30, 2014 (in thousands except share data):

	Convertible Preferred Stock
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balance at December 31, 2013	1,999,438	$7,004	2,413,006	$2,573	14,089,918	$15,095	8,822,063	$4,859	2,942,978	$12,406	$41,937
Conversion of convertible preferred stock to common stock	(1,999,438)	(7,004)	(2,413,006)	(2,573)	(14,089,918)	(15,095)	(8,822,063)	(4,859)	(2,942,978)	(12,406)	(41,937)
Balance at June 30, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	$—

Note 13—Warrants

On April 1, 2004, the Company issued to American Friend of Tmura, Inc. as a donation, a warrant to purchase up to aggregate 32,076 shares of the Company’s common stock, at a purchase price of $0.02 per share. This warrant was exercisable upon the closing of a Sale Event, as defined in the warrant, or the closing of an initial public offering. This warrant shall expire on the earlier of the closing of a Sale Event or one year following the close of the Company's IPO. On June 10, 2014, the warrant was exercised in full by means of a cashless exercise resulting in a net purchase of 32,041 shares.

On September 17, 2009, the Company issued to SVB a warrant to purchase up to aggregate 139,212 shares of the Company’s Series C Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase 83,360 shares of common stock at a purchase price of $1.80 per share. On April 29, 2014, the warrant was exercised in full by means of a cashless exercise resulting in a net purchase of 73,406 shares.

On October 19, 2010, the Company issued to SVB a warrant to purchase up to aggregate 220,552 shares of the Company’s Series D Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase 132,067 shares of common stock at a purchase price of $0.95 per share. On April 29, 2014, the warrant was exercised in full by means of a cashless exercise resulting in a net purchase of 123,772 shares.

On March 29, 2012, the Company issued to SVB a warrant to purchase up to aggregate 18,835 shares of the Company’s Series E Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase 11,278 shares of common stock at a purchase price of $7.10 per share. On April 29, 2014, the warrant was exercised in full by means of a cashless exercise resulting in a net purchase of 5,969 shares.

The Company recorded a loss on change in fair value of warrants of $1.0 million and $0.5 million during the six months ended June 30, 2014 and 2013, respectively. The fair value of the warrant liability was $3.6 million upon the closing of the IPO and was reclassified as a component of additional paid-in capital.

Note 14—Income Taxes

The Company's income tax provision for the three and six months ended June 30, 2014 and 2013 reflect its estimate of the annual effective tax rate expected to be applicable for the year, adjusted for any discrete events which are recorded in the period they occur.

The Company recorded an income tax provision of $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

The income tax provision of $0.2 million determined for the six months ended June 30, 2014 is primarily the result of income tax provisions for federal alternative minimum tax, tax provision for profitable foreign jurisdictions based upon income earned during this period and tax provisions for certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the year as the related deferred tax assets are fully offset by a valuation allowance.

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

A valuation allowance has been recognized at June 30, 2014 and December 31, 2013 to fully offset the deferred tax assets, as it has been determined that it is more likely than not that all of the deferred tax assets may not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred, after adjustments for non recurring items, over the three-year period ended June 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. On the basis of this evaluation, as of June 30, 2014, a full valuation allowance has been recorded. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance.

As of June 30, 2014, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2013.

Note 15—Sale of Global Settlement Services Business

In March 2011, the Company entered into a definitive agreement with Cambridge Mercantile Corp. (“Cambridge”) to transfer its GSS business. The term of the agreement is indefinite, with certain termination rights, for cause and for convenience, for both parties.

The receivable from the sale of GSS is as follows (in thousands):

	At June 30, 2014	At December 31, 2013
Short term receivable from sale of business	$717	$742
Receivable from sale of business - non-current	181	476
Total receivable from sale of business	$898	$1,218

Note 16—Related Parties

Notes receivable from stockholders include full recourse promissory notes issued in conjunction with the exercise of options by certain Company executives and a member of the board of directors. The notes bear interest rates at 1.17% and 1.19% compounded annually. Accrued interest and principal are due and payable upon the earlier of the termination of the employees, sale of the corresponding shares, the maturity of the notes or preceding the effective date of the Company’s filing of a registration statement under the Securities Act. The notes have a term of seven years. Company executives repaid $28 thousand of the notes receivable from stockholders in April 2013. On February 14, 2014, the Company forgave notes receivable from stockholders and related accrued interest totaling $0.4 million for certain Company executives. The Company also agreed to fund the tax liability on behalf of the executives associated with the loan forgiveness, and as a result incurred additional expense of $0.2 million. On February 14, 2014, a member of the board of directors repaid the full amount of principal and related accrued interest related to a note receivable from stockholder totaling $33 thousand. As of June 30, 2014, all outstanding principal and accrued interest related to the notes receivable from stockholders have been forgiven or repaid.

Note 17—Net Loss Per Share

The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted average number of shares outstanding during the period. The Company has excluded all potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible preferred stock warrants from the weighted average number of shares outstanding as their inclusion in the computation for all respective periods would be anti-dilutive due to net losses.

The following shares were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common stock options	3,577,480	3,439,185	3,577,480	3,439,185
Common stock warrants	—	32,076	—	32,076
Convertible preferred stock	—	20,872,628	—	20,872,628
Convertible preferred stock warrants	—	226,705	—	226,705

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

We generate revenue from the provision of ecommerce and fulfillment services which are directly attributable to the gross merchandise volume, or GMV, processed through our platform. We derive ecommerce revenue from fees paid to us by our customers based on a percentage of their total gross international sales, which represents the portion of GMV related to retail product volume processed through our technology and services platform. At June 30, 2014, substantially all of our customers were U.S.-based retailers engaged in international cross-border ecommerce. Our customer contracts typically have multi-year initial terms ranging from one to four years, followed by one-year renewal periods. We generate additional ecommerce revenue from foreign exchange services and other transaction based fees from consumers who visit our customers’ websites and make a purchase. We also derive, from the consumer and customers, fulfillment services revenue from international shipping, handling, and other global logistics services resulting from the ecommerce transactions processed through our platform.

Initial Public Offering

In March 2014, we closed our IPO, of 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. All outstanding shares of our convertible preferred stock converted to 20,872,628 shares of common stock at the closing of the IPO. Our shares are traded on NASDAQ. We received proceeds from the IPO of $85.6 million, net of underwriting discounts and commissions but before offering expenses of $3.2 million. Offering expenses at December 31, 2013 of $1.8 million were recorded as current assets. These offering expenses, and additional expenses incurred from January 1, 2014 through the closing of the IPO of approximately $1.4 million, have been recorded as additional paid-in capital.

Overview

Key Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Gross merchandise volume	$136,261	$102,956	$249,208	$195,331
Adjusted EBITDA	$1,335	$147	$2,073	$1,059
Adjusted EBITDA as a percentage of revenue	4.3%	0.6%	3.6%	2.1%

	As of June 30,
	2014	2013
Number of customers	95	83
Number of customer ecommerce sites	164	143

We monitor and analyze a number of key metrics to measure our operating performance, evaluate growth trends, establish budgets and financial projections, and formulate strategic plans.

Gross Merchandise Volume

For the three and six months ended June 30, 2014 we processed $136.3 million and $249.2 million of GMV on our platform, respectively, representing an increase of 32.3% and 27.6%, respectively, as compared to the three and six months ended June 30, 2014. We define GMV as the total dollar value of orders, net of returns, inclusive of product value, shipping and handling, and duty and value added taxes, processed through our platform, and shipped to international consumers. Since our revenue and cost of revenue are directly attributable to the level of GMV processed through our platform we believe that GMV is an indicator of the growth and scale of our business, customer acquisition and retention, existing customer sales growth, the value of executing our strategic initiatives and our ability to project future operating results.

Number of Customers

Our customers are U.S.-based brands, such as large department stores, established and emerging consumer brands, specialty retailers and online only retailers. We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our number of customers at the end of a particular period as the number of customers that are under contract with us, and processing international cross-border sales volumes on our platform during such period. As of June 30, 2014 we had 95 customers operating on our platform.

Number of Customer Ecommerce Sites

Many of our customers operate multiple ecommerce sites. Since we derive a portion of our global ecommerce services revenue from fees paid to us by our customers based on a percentage of their sales generated through our platform we believe the total number of customer ecommerce sites operating on our platform in a particular period is an indicator of the growth of our business and the diversification of our customer and revenue base. As of June 30, 2014, our platform was powering the global expansion of 164 ecommerce sites for our 95 customers.

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)	2014	2013	2014	2013
	(In thousands)
Net loss	$(663)	$(814)	$(2,704)	$(453)
Stock-based compensation expense	1,156	526	1,718	634
Forgiveness of notes receivable from stockholders	—	—	629	—
Loss on change in fair value of warrants	—	250	964	465
Other income-GSS	(178)	(430)	(357)	(788)
Non-GAAP net income (loss)	$315	$(468)	$250	$(142)

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Net loss to Adjusted EBITDA	2014	2013	2014	2013
	(In thousands)
Net loss	$(663)	$(814)	$(2,704)	$(453)
Depreciation and amortization	931	576	1,641	1,142
Interest expense (income)	(15)	(8)	25	(28)
Provision for income taxes	104	47	157	87
Stock-based compensation expense	1,156	526	1,718	634
Forgiveness of notes receivable from stockholders	—	—	629	—
Loss on change in fair value of warrants	—	250	964	465
Other income-GSS	(178)	(430)	(357)	(788)
Adjusted EBITDA	$1,335	$147	$2,073	$1,059

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

Recent Accounting Pronouncements

In April 2014, the FASB issued accounting guidance which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although major is not defined, the guidance provides examples of when a disposal qualifies as a discontinued operation. A business activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The guidance no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The guidance also introduces new disclosure requirements.  The new accounting rules will be effective for us on January 1, 2015 and are not expected to have a material effect on our financial condition or results of operations unless there is a future disposal transaction within the scope of the guidance.

In May 2014, the FASB issued accounting guidance which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new accounting rules will be effective for us on January 1, 2017.  We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
					(In thousands)
Revenue:
Global ecommerce services	53.0%	48.0%	52.0%	45.9%	$16,404	$12,280	$29,860	$23,573
Fulfillment services	47.0	52.0	48.0	54.1	14,560	13,303	27,618	27,782
Revenue	100.0	100.0	100.0	100.0	30,964	25,583	57,478	51,355
Operating Expenses:
Cost of revenue	63.0	67.6	63.9	67.3	19,513	17,300	36,700	34,539
Technology and operations	11.0	9.0	10.7	8.7	3,394	2,306	6,159	4,488
Research and development	7.0	6.4	6.9	5.6	2,159	1,627	3,948	2,874
Sales and marketing	10.5	10.8	10.2	10.4	3,265	2,759	5,841	5,357
General and administrative	10.9	10.0	11.7	9.4	3,385	2,546	6,744	4,814
Total operating expenses	102.4	103.7	103.3	101.4	31,716	26,538	59,392	52,072
Loss from operations	(2.4)	(3.7)	(3.3)	(1.4)	(752)	(955)	(1,914)	(717)
Interest and other income, net	0.6	1.7	0.6	1.6	193	438	331	816
Loss on change in fair value of warrants	—	(1.0)	(1.7)	(0.9)	—	(250)	(964)	(465)
Loss before income taxes	(1.8)	(3.0)	(4.4)	(0.7)	(559)	(767)	(2,547)	(366)
Provision for income taxes	0.3	0.2	0.3	0.2	104	47	157	87
Net loss	(2.1)%	(3.2)%	(4.7)%	(0.9)%	$(663)	$(814)	$(2,704)	$(453)

Comparison of Three Months Ended June 30, 2014 and 2013

Revenue for the three months ended June 30, 2014 and 2013 was $31.0 million and $25.6 million, respectively. Net loss was $0.7 million, or $0.02 per diluted share, for the three months ended June 30, 2014 compared to net loss of $0.8 million, or $0.20 per diluted share, for the three months ended June 30, 2013.

Revenue

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Global ecommerce services	$16,404	$12,280	$4,124	33.6%
Percentage of revenue	53.0%	48.0%
Fulfillment services	$14,560	$13,303	$1,257	9.4%
Percentage of revenue	47.0%	52.0%
Revenue	$30,964	$25,583	$5,381	21.0%

The increase in global ecommerce services revenue is primarily attributable to the increase in GMV from $103.0 million for the three months ended June 30, 2013 to $136.3 million for the three months ended June 30, 2014, an increase of 32.3%. Of this increase, $15.0 million was attributable to GMV derived from new customers and $18.4 million was attributable to GMV derived from existing customers. The increase in fulfillment services revenue was due to an increase in volume and growth of our business, including an increase in the number of transactions over the prior period. Despite the increase in fulfillment services revenue, there was a reduction in average fulfillment services revenue per order as we have negotiated more favorable rates with our shipping carriers and added shipping options resulting in reduced costs to the consumer. Fulfillment services revenue per order is expected to continue to decrease in subsequent periods as we optimize logistics and pass on our savings to the consumer to increase sales order conversion. Additionally, we had 95 customers and 164 ecommerce sites operating on our ecommerce platform as of June 30, 2014, an increase from 83 customers and 143 ecommerce sites as of June 30, 2013.

Operating Expenses

Cost of Revenue

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Cost of revenue	$19,513	$17,300	$2,213	12.8%
Percentage of revenue	63.0%	67.6%
The increase in cost of revenue was primarily attributable to an increase in fulfillment costs of approximately $1.7 million due to increased volumes. Additionally, we incurred higher payment processing costs of approximately $0.3 million as a result of increased volumes and $0.2 million of increased personnel and related expenses to support our growth. Although total cost of revenue increased, cost of revenue as a percentage of revenue decreased as we continue to optimize logistics and further execute other cost reduction initiatives. Total headcount within cost of revenue increased from 19 at June 30, 2013 to 22 at June 30, 2014.

Technology and Operations

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Technology and operations	$3,394	$2,306	$1,088	47.2%
Percentage of revenue	11.0%	9.0%

The increase in technology and operations was primarily attributable to $0.6 million of increased personnel and related expenses for information technology, platform integration and logistics management personnel, and $0.4 million of amortization of capitalized software. Stock-based compensation expense attributable to technology and operations increased $0.1 million. Total headcount within technology and operations increased from 46 at June 30, 2013 to 50 at June 30, 2014.

Research and Development

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Research and development	$2,159	$1,627	$532	32.7%
Percentage of revenue	7.0%	6.4%
The increase in research and development expense was attributable to $0.4 million of increased personnel and related expenses to improve our platform, including feature innovation and platform extension. Stock-based compensation expense attributable to research and development increased $0.1 million. Total headcount within research and development increased from 49 at June 30, 2013 to 58 at June 30, 2014.

Sales and Marketing

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Sales and marketing	$3,265	$2,759	$506	18.3%
Percentage of revenue	10.5%	10.8%

The increase in sales and marketing expenses was driven primarily by increased personnel for our customer account management and consumer research and analytics staff of $0.6 million. Stock-based compensation expense attributable to sales and marketing increased $0.1 million. The overall increase was partially offset by a decrease of approximately $0.2 million in consulting expenses as our internal sales and marketing efforts were supplemented with third-party consultants in the prior year quarter. Total headcount within sales and marketing increased from 42 at June 30, 2013 to 53 at June 30, 2014.

General and Administrative

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
General and administrative	$3,385	$2,546	$839	33.0%
Percentage of revenue	10.9%	10.0%

The increase in general and administrative expense was driven primarily by increased personnel related expenses to support our transition to a public company and stock-based compensation expenses. Salaries expense increased approximately $0.4 million as a result of increased headcount. Stock-based compensation expense attributable to general and administrative increased $0.4 million. Total headcount within general and administrative increased from 29 at June 30, 2013 to 36 at June 30, 2014.

Interest and Other Income, Net

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Interest and other income, net	$193	$438	$(245)	(55.9)%
Percentage of revenue	0.6%	1.7%
The decrease in interest and other income, net, was driven primarily by a decrease in market based royalties and outsourcing servicing fees earned as a result of our sale of the GSS business.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Provision for income taxes	$104	$47	$57	121.3%
Percentage of revenue	0.3%	0.2%
The difference between our U.S. federal statutory income tax rate and our effective tax rate is primarily related to tax rate differential of our foreign operations.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenue for the six months ended June 30, 2014 and 2013 was $57.5 million and $51.4 million, respectively. Net loss was $2.7 million, or $0.14 per diluted share, for the six months ended June 30, 2014 compared to net loss of $0.5 million, or $0.07 per diluted share, for the six months ended June 30, 2013.

Revenue

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Global ecommerce services	$29,860	$23,573	$6,287	26.7%
Percentage of revenue	52.0%	45.9%
Fulfillment services	$27,618	$27,782	$(164)	(0.6)%
Percentage of revenue	48.0%	54.1%
Revenue	$57,478	$51,355	$6,123	11.9%

The increase in global ecommerce services revenue is primarily attributable to the increase in GMV from $195.3 million for the six months ended June 30, 2013 to $249.2 million for the six months ended June 30, 2014, an increase of 27.6%. Of this increase, $26.6 million was attributable to GMV derived from new customers and $27.3 million was attributable to GMV derived from existing customers. The decrease in fulfillment services revenue was due to a reduction in average fulfillment services revenue per order as we have negotiated more favorable rates with our shipping carriers and added shipping options resulting in reduced costs to the consumer to increase sales order conversion. Fulfillment services revenue per order is expected to continue to decrease in subsequent periods as we optimize logistics and pass on our savings to the consumer. Additionally, we had 95 customers and 164 ecommerce sites operating on our ecommerce platform as of June 30, 2014, an increase from 83 customers and 143 ecommerce sites as of June 30, 2013.

Operating Expenses

Cost of Revenue

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Cost of revenue	$36,700	$34,539	$2,161	6.3%
Percentage of revenue	63.9%	67.3%
The increase in cost of revenue was primarily attributable to an increase in fulfillment costs of approximately $1.2 million due to higher volumes. Additionally, we incurred higher payment processing costs of approximately $0.5 million as a result of increased volumes and $0.3 million of increased personnel and related expenses to support our growth. However, cost of revenue as a percentage of revenue decreased as we continue to optimize logistics and further execute other cost reduction initiatives. Total headcount within cost of revenue increased from 19 at June 30, 2013 to 22 at June 30, 2014.

Technology and Operations

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Technology and operations	$6,159	$4,488	$1,671	37.2%
Percentage of revenue	10.7%	8.7%

The increase in technology and operations was primarily attributable to $0.6 million of increased personnel and related expenses for information technology, platform integration and logistics management personnel, and $0.5 million of amortization of capitalized software. Consulting costs also increased by approximately $0.5 million. Stock-based compensation expense attributable to technology and operations increased $0.2 million. The overall increase was partially offset by a $0.1 million decrease in travel related expenses. Total headcount within technology and operations increased from 46 at June 30, 2013 to 50 at June 30, 2014.

Research and Development

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Research and development	$3,948	$2,874	$1,074	37.4%
Percentage of revenue	6.9%	5.6%
The increase in research and development expense was attributable to $0.7 million of increased personnel and related expenses to improve our platform, including feature innovation and platform extension. Stock-based compensation expense attributable to research and development increased $0.2 million. Rent and maintenance costs increased $0.1 million. Total headcount within research and development increased from 49 at June 30, 2013 to 58 at June 30, 2014.

Sales and Marketing

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Sales and marketing	$5,841	$5,357	$484	9.0%
Percentage of revenue	10.2%	10.4%

The increase in sales and marketing expenses was driven primarily by increased personnel for our customer account management and consumer research and analytics staff of $0.9 million. Stock-based compensation expense attributable to sales and marketing increased $0.2 million. The overall increase was partially offset by a decrease of approximately $0.6 million in consulting expenses as our internal sales and marketing efforts were supplemented with third-party consultants in the prior year quarter. Total headcount within sales and marketing increased from 42 at June 30, 2013 to 53 at June 30, 2014.

General and Administrative

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
General and administrative	$6,744	$4,814	$1,930	40.1%
Percentage of revenue	11.7%	9.4%

The increase in general and administrative expense was driven primarily by increased personnel related expenses to support our transition to a public company, non-recurring compensation related expenses, and stock-based compensation. Salaries expense increased $1.3 million primarily as a result of increased headcount. During the six months ended June 30, 2014, we incurred a one-time, non-recurring charge of approximately $0.6 million related to the forgiveness of notes receivable from stockholders and the payment of certain taxes related to the forgiveness. Stock-based compensation expense attributable to general and administrative increased approximately $0.5 million. Total headcount within general and administrative increased from 29 at June 30, 2013 to 36 at June 30, 2014.

Interest and Other Income, Net

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Interest and other income, net	$331	$816	$(485)	(59.4)%
Percentage of revenue	0.6%	1.6%
The decrease in interest and other income, net, was driven primarily by a decrease in market based royalties and outsourcing servicing fees earned as a result of our sale of the GSS business.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Provision for income taxes	$157	$87	$70	80.5%
Percentage of revenue	0.3%	0.2%
The difference between our U.S. federal statutory income tax rate and our effective tax rate is primarily related to tax rate differential of our foreign operations.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, trade receivables and working capital:

	As of June 30,
	2014	2013
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$102,172	$33,074
Investments	18,542	—
Trade receivables, net	12,886	9,327
Working capital	103,018	20,305

As of June 30, 2014, we had $102.2 million of cash and cash equivalents and $18.5 million in investments in marketable securities, of which $3.5 million was held in foreign bank accounts. The majority of cash and cash equivalents held in domestic and foreign bank accounts are in excess of government deposit insurance. As a result of the initial public offering, we received net cash proceeds in March 2014 of approximately $85.6 million.

Our cash and cash equivalents at June 30, 2014 were held for working capital purposes. We believe we have sufficient working capital and liquidity to support our operations, growth strategies and the associated capital investments needed to expand our operations for at least the next 12 months, excluding the pursuit of certain strategic acquisitions. If we decide in the future to pursue strategic acquisitions, we may use a portion of the net proceeds from the offering to fund those types of investments.

Sources of Liquidity

On April 18, 2013, we entered into an amended and restated loan and security agreement (the "Credit Facility") with Silicon Valley Bank, or SVB. Pursuant to the Credit Facility we can incur revolver borrowings up to the lesser of $12.0 million or a borrowing base equal to 80% of eligible merchant receivables plus 75% of eligible credit card receivables. We have an incremental $6.0 million of non-formula based availability during the fourth quarter retail holiday season. The Credit Facility also provides for letters of credit. Interest accrues at a floating rate equal to SVB’s prime rate plus 1.0% and is payable monthly.

As of June 30, 2014, we were in compliance with the terms and covenants of the Credit Facility. Financial covenants include maintenance of an adjusted quick ratio, defined as the ratio of current assets to current liabilities, inclusive of outstanding letters of credit, and minus the current portion of deferred revenue, of at least 1.20 to 1.00 and a minimum net income. On October 29, 2013, we modified the terms of the Credit Facility with SVB to adjust the financial covenant requirements for future quarters to levels that are aligned with our operating and financial targets. There were no revolver borrowings and there was $1.6 million of letters of credit outstanding as of June 30, 2014.

On July 24, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the "Amended Agreement") with SVB. Pursuant to the Amended Agreement, the Credit Facility is extended for two years through July 24, 2016 and will bear interest at a rate equal to the Wall Street Journal Prime Rate. Borrowings under the Amended Agreement are subject to financial reporting obligations, including minimum profitability/maximum loss parameters.

The Credit Facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances on our assets, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. We are also required to maintain certain financial covenants including an adjusted quick ratio and a minimum net income. Except for our intellectual property, our obligations are secured by substantially all of our assets.

Historical Cash Flows

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$(4,579)	$7,384
Net cash used in investing activities	(21,283)	(1,833)
Net cash provided by financing activities	84,435	47
Net increase in cash and cash equivalents	$58,573	$5,598

Net Cash Provided by (Used in) Operating Activities

Cash flows used in operating activities consist primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net. Our cash flows from operations are largely dependent on increased GMV generated from our customers’ ecommerce sites. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of initiatives including curtailment of expansion and cutting discretionary spending.

Cash flows used in operating activities during the six months ended June 30, 2014 were $4.6 million, consisting of net loss of $2.7 million offset by non-cash items which included a change in the fair value of warrants of $1.0 million, stock-based compensation of $1.7 million, forgiveness of notes receivable from stockholders of $0.4 million and depreciation and amortization of $1.6 million. Working capital sources of cash during the six months ended June 30, 2014 included a $0.9 million decrease in trade receivables due to customer collections subsequent to December 31, 2013. The sources of cash were offset by (1) a $5.9 million decrease in trade payables, (2) a $0.8 million increase in prepaid expenses and other, and (3) a $0.9 million decrease in accrued expenses and other liabilities primarily attributable to payments made for fulfillment related logistics costs predominantly incurred during the three months ended December 31, 2013, which is our peak holiday selling season. The increase in net cash used in operating activities when compared to the same prior year period is the result of increased sales volumes and growth of our business.

Cash flows provided by operating activities during the six months ended June 30, 2013 were $7.4 million, consisting of net loss of $0.5 million offset by non-cash items including depreciation and amortization of $1.1 million and stock-based compensation of $0.6 million. Working capital sources of cash during the six months ended June 30, 2013 included (1) a $6.0 million decrease in trade receivables primarily driven by accelerated collections from merchants and a seasonal decline in GMV, (2) a $3.4 million decrease in other current assets primarily attributable to a decrease in advance payments to payment processors, net of, (3) a decrease in accounts payable, accrued expenses and other liabilities of $3.8 million primarily attributable to payments for fulfillment related logistics costs predominantly incurred during the three months ended December 31, 2012, which is our peak holiday selling season.

Net Cash Used in Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures for information technology infrastructure and capitalized software development as well as purchases of marketable securities. Cash flows provided by investing activities consist primarily of proceeds from the sale of the GSS business.

Cash flows used in investing activities during the six months ended June 30, 2014 were $21.3 million, primarily consisting of purchases of investments of $18.5 million, $3.0 million of capitalized software development and equipment costs partially offset by $0.3 million of proceeds related to the receivable from the sale of the GSS business.

Cash flows used in investing activities during the six months ended June 30, 2013 were $1.8 million. This consisted of $0.5 million of purchased property and equipment and $1.9 million of capitalized software development and equipment costs, offset by $0.5 million of proceeds related to the receivable from the sale of the GSS business and $0.1 million of Israeli employee obligations.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities consist primarily of the net proceeds from the closing of the IPO. Cash flows used for financing activities consist primarily of offering costs related to the IPO.

Cash flows provided by financing activities during the six months ended June 30, 2014 were $84.4 million, consisting of $85.6 million of proceeds from the IPO, net of underwriting discounts and commissions offset by $1.2 million of cash payments made during the six months ended June 30, 2014 related to offering costs for accounting, legal and printing expenses.

There were no significant financing activities during the six months ended June 30, 2013.

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

Interest Rate Risk

At June 30, 2014 we had cash and cash equivalents of $102.2 million and $18.5 million of investments in marketable securities. We do not believe our cash and cash equivalents and investments have significant risk of default or illiquidity. We maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of government deposit insurance. We cannot be assured that we will not experience losses on these deposits.

The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our existing credit facility accrues interest at a variable rate and we are exposed to market risks relating to changes in interest rates if we have a meaningful large outstanding balance. At June 30, 2014, the interest rate on our credit facility was 5.0% which, in accordance with the terms of our existing credit facility, was based on the lender’s prime rate plus 1.0%. There were no borrowings outstanding under our credit facility as of June 30, 2014. We do not currently have any interest rate hedging activities in place but may in the future engage in hedging activities if market conditions change. We do not, and do not intend to, engage in the practice of trading derivative securities for profit. A 10% increase or decrease in our current interest rate would not have a material effect on our interest expense.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We incurred operating losses in certain recent fiscal periods. Excluding the gain on the sale of our Global Settlements Service, or GSS, business in August 2011, we would have reported a loss of $1.0 million for 2011. We reported net income of $0.2 million for 2012 and a net loss of $0.7 million for 2013 as well as a net loss of $2.7 million for the six months ended June 30, 2014; however, we cannot assure you that we will be profitable in the future. As of June 30, 2014, our accumulated deficit was $19.1 million. We expect to continue to make future expenditures to develop and expand our business that may result in us incurring future losses. In addition, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to sustain future profitability. Our recent growth in revenue and number of customers may not be sustainable, and we may not achieve sufficient revenue to maintain profitability if our growth slows or we lose customers or have customers reduce their sales volume on our platform. We may incur significant losses in the future for a number of reasons, including the other risks described in these Risk Factors, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. For example, one of our strategies is to substantially increase the number of carriers and logistics hubs. If we fail to manage growth and additional complexity in our logistics network, our ability to reduce our fulfillment costs and increase sales conversion could be adversely affected. Additionally, we may experience fluctuations in foreign currencies which could reduce cross-border trade which in turn could adversely affect the sales volume on our platform. Accordingly, we may not be able to maintain profitability and we may incur significant losses for the foreseeable future.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers, many of whom can terminate their agreements with us upon 30 to 90 days prior written notice. For example, for the year ended December 31, 2013 and the six months ended June 30, 2014, transactions with our largest ten customers accounted for an aggregate of approximately 59% and 61% of our global ecommerce revenue, respectively. No individual customer accounted for more than 10% of our total revenue for the years ended December 31, 2011, 2012 and 2013 and the six months ended June 30, 2014. Additionally, transactions with our top three customers generated approximately 30% of our global ecommerce revenue for the years ended December 31, 2011 and 2012, approximately 25% for the year ended December 31, 2013 and for the six months ended June 30, 2014. Because the primary driver of global ecommerce services and fulfillment services revenue are the international cross-border sales processed through our platform, our total revenue is dependent on a relatively small number of customers and their end consumers who will continue to account for a significant portion of our revenue for the foreseeable future. As a result, our operating results for the foreseeable future will continue to depend on our ability to provide our ecommerce solutions to this small number of customers. Any revenue growth will depend on our success in retaining our customers, growing our customers’ sales processed on our platform and acquiring additional customers. The loss of one or more of our customers, particularly the loss of any of our larger customers, whether through change in customer strategy, acquisitions, consolidations, bankruptcies, terminations for convenience or otherwise, or the failure to retain a significant amount of business from our customers, could harm our business, growth prospects, operating results and financial condition. For example, during the quarter ended September 30, 2013 our sales volumes were negatively impacted by certain customers opting to insource select markets.

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

Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of full-time employees from 81 as of December 31, 2010 to 219 as of June 30, 2014. We intend to further expand our overall business, customer base, headcount and operations, both domestically and internationally, with no assurance that our business or revenue will continue to grow. Our plan to expand our business will substantially increase the complexity of our efforts to optimize and operate our logistics network, and if we fail to do so, our business and growth strategy will be adversely affected. Creating a global organization and managing a geographically dispersed workforce will continue to require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter, and our operating results. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Our principal research and development operations are located in Israel. Accordingly, political, economic and military conditions in Israel may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries. Acts of terrorism periodically occur which could affect our operations or personnel. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede our ability to execute our plan of operations, and wars and acts of terrorism have resulted in damage to the Israeli economy, including reducing the level of foreign and local investment. Most recently, in July 2014, an armed conflict, which has included rocket strikes against civilian targets in various parts of Israel, commenced between Israel and Hamas and is currently ongoing. Furthermore, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Israeli citizens who have served in the army may be subject to an obligation to perform reserve duty until they are between 40 and 49 years old, depending upon the nature of their military service.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements that our directors, officers and existing stockholders entered into in connection with our initial public offering. These sales, or the perception that a substantial number of shares may be sold, could reduce the market price of our common stock. As of June 30, 2014, we had 31,505,182 shares of common stock outstanding, of which 5,750,000 shares were sold and issued in our initial public offering and are eligible for resale in the public market immediately. The remaining 25,755,182 shares are restricted as a result of securities laws or lock-up agreements but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, after the expiration of lock-up agreements with us or with the underwriters for our initial public offering.

In addition, as of June 30, 2014, there were 3,577,480 shares underlying outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and applicable securities laws. Additionally, we registered an aggregate of 5,144,684 shares of our common stock that have been issued or reserved for future issuance under our stock incentive plans. Moreover, holders of an aggregate of approximately 23,797,825 shares of our common stock as of June 30, 2014, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions under applicable securities laws.

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

As of June 30, 2014, our executive officers, directors and greater than 5% stockholders, together with their affiliates, beneficially owned, in the aggregate, approximately 65.5% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Our management has broad discretion over the use of the proceeds we received from our initial public offering and might not apply the proceeds in ways that increase the value of your investment.

Our management has broad discretion to use our proceeds from our initial public offering, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply these proceeds in ways that increase the value of your investment. Our management might not be able to yield a significant return, if any, on any investment of these proceeds. You will not have the opportunity to influence our decisions on how to use our proceeds from our initial public offering.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
During the three months ended June 30, 2014, we issued an aggregate of 235,188 shares of common stock pursuant to the cashless exercise of unregistered warrants to acquire an aggregate of 258,781 shares having a weighted average exercise price of $1.38 per share. The issuance of the shares was exempt from registration by virtue of Section 4(a)(2) of the Securities Act of 1933, as amended.

(b) Use of Proceeds from Public Offering of Common Stock
On March 20, 2014, our registration statement on Form S-1 (File No. 333-193988) was declared effective for our initial public offering. On March 26, 2014, we closed our initial public offering of 5,750,000 shares of common stock, including 750,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share, for aggregate gross proceeds to us of $92.0 million. The managing underwriters for the offering were Credit Suisse Securities (USA) LLC and RBC Capital Markets, LLC.

The net offering proceeds to us, after deducting underwriting discounts totaling approximately $6.4 million and offering expenses totaling approximately $3.2 million, were approximately $82.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of June 30, 2014, we had not used any of those proceeds and have invested $60.0 million in money market funds and fixed income securities. We currently intend to use the proceeds for general corporate purposes.

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

BORDERFREE, INC.

Date:	August 6, 2014
By:	/s/ Edwin A. Neumann
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)