Form 10-Q
period 2014-09-30
Borderfree, Inc.
filed 2014-11-05
CIK 1277141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock, par value $0.01 per share, outstanding at November 3, 2014 was 31,812,644.

BORDERFREE, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BORDERFREE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value and share data)

	At September 30, 2014	At December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$98,895	$43,599
Investments	23,593	—
Trade receivables, net of allowances of $25 and $71 at September 30, 2014 and December 31, 2013, respectively	13,078	13,785
Short term receivable from sale of business	646	742
Prepaid expenses and other	2,100	3,056
Total current assets	138,312	61,182
Restricted cash and deposits	499	288
Employee rights upon retirement funds	929	897
Receivable from sale of business	110	476
Property and equipment, net	10,064	7,667
Goodwill	265	265
Intangible assets, net	1,033	1,262
Other assets	253	276
Total assets	$151,465	$72,313
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Trade payables	$24,320	$28,508
Deferred revenue	1,271	1,080
Current maturity of long term debt	19	32
Accrued expenses and other	9,564	12,286
Total current liabilities	35,174	41,906
Liability for employee rights upon retirement	1,565	1,454
Long term debt	2	14
Other long term liabilities	294	279
Total liabilities	37,035	43,653
Commitments and contingencies - See Note 10
Convertible preferred stock:
Series A, convertible preferred stock, $0.01 par value; 0 and 2,108,107 shares authorized at September 30, 2014 and December 31, 2013, respectively; 0 and 1,999,438 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	7,004
Series B, convertible preferred stock, $0.01 par value; 0 and 2,654,307 shares authorized at September 30, 2014 and December 31, 2013, respectively; 0 and 2,413,006 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	2,573
Series C, convertible preferred stock, $0.01 par value; 0 and 14,400,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 0 and 14,089,918 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	15,095
Series D, convertible preferred stock, $0.01 par value; 0 and 9,500,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 0 and 8,822,063 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	4,859
Series E, convertible preferred stock, $0.01 par value; 0 and 2,942,978 shares authorized at September 30, 2014 and December 31, 2013, respectively; 0 and 2,942,978 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	12,406
Total convertible preferred stock	—	41,937
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 200,000,000 and 49,500,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 31,995,170 and 4,843,612 shares issued at September 30, 2014 and December 31, 2013, respectively; 31,755,650 and 4,604,092 outstanding at September 30, 2014 and December 31, 2013, respectively	321	48
Additional paid in capital	134,753	4,132
Notes receivable from stockholders	—	(429)
Accumulated other comprehensive loss	(14)	—
Treasury stock, at cost	(600)	(600)
Accumulated deficit	(20,030)	(16,428)
Total stockholders’ equity (deficit)	114,430	(13,277)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$151,465	$72,313
The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$31,296	$23,216	$88,774	$74,571
Operating expenses:
Cost of revenue	19,385	16,097	56,085	50,636
Technology and operations	3,783	2,530	9,942	7,018
Research and development	2,486	1,818	6,434	4,692
Sales and marketing	3,084	2,364	8,925	7,721
General and administrative	3,548	2,401	10,292	7,215
Total operating expenses	32,286	25,210	91,678	77,282
Loss from operations	(990)	(1,994)	(2,904)	(2,711)
Interest and other income, net	137	337	468	1,153
Loss on change in fair value of warrants	—	(320)	(964)	(785)
Loss before income taxes	(853)	(1,977)	(3,400)	(2,343)
Provision for income taxes	45	32	202	119
Net loss	$(898)	$(2,009)	$(3,602)	$(2,462)

Net loss per share:
Basic	$(0.03)	$(0.45)	$(0.15)	$(0.59)
Diluted	$(0.03)	$(0.45)	$(0.15)	$(0.59)
Weighted average common shares outstanding:
Basic	31,544,474	4,435,770	23,711,089	4,169,221
Diluted	31,544,474	4,435,770	23,711,089	4,169,221

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(898)	$(2,009)	$(3,602)	$(2,462)
Other comprehensive loss:
Net unrealized losses on investments on available-for-sale securities occurring during the period	(7)	—	(14)	—
Total comprehensive loss	$(905)	$(2,009)	$(3,616)	$(2,462)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited, in thousands except share data)

	Common Stock		Additional paid-in capital	Notes receivable from stockholders	Treasury Stock		Accumulated other comprehensive loss	Accumulated deficit	Total
	Amount	Shares			Amount	Shares
Balance at January 1, 2014	$48	4,843,612	$4,132	$(429)	$(600)	(239,520)	$—	$(16,428)	$(13,277)
Net loss								(3,602)	(3,602)
Other comprehensive loss							(14)		(14)
Exercise of stock options	3	293,742	283						286
Exercise of warrants	3	235,188	(3)						—
Conversion of convertible preferred stock to common stock	209	20,872,628	41,728						41,937
Reclassification of convertible preferred stock warrant liability to common stock warrants			3,627						3,627
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,203	58	5,750,000	82,294						82,352
Forgiveness and repayment of notes receivable				429					429
Stock-based compensation			2,692						2,692
Balance at September 30, 2014	$321	31,995,170	$134,753	$—	$(600)	(239,520)	$(14)	$(20,030)	$114,430

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(3,602)	$(2,462)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	2,692	1,046
Forgiveness of notes receivable from stockholders	396	—
Loss on change in fair value of warrants	964	785
Depreciation and amortization	2,730	1,671
Gain on employee rights upon retirement funds	(46)	—
Interest income on investments	(29)	—
Interest income on notes receivable from stockholders	—	(4)
Changes in operating assets and liabilities:
Decrease in trade receivables	707	4,854
(Increase) decrease in prepaid expenses and other	(779)	3,425
Increase (decrease) in trade payables	(4,188)	810
Increase (decrease) in accrued expenses and other	2	(2,066)
Increase in liability for employee rights upon retirement	203	88
Net cash provided by (used in) operating activities	(950)	8,147
Cash flows from investing activities
Purchases of investments	(23,578)	—
Restricted cash and deposits	(111)	32
Purchase of property and equipment	(1,828)	(1,212)
Capitalized internal use software	(2,935)	(2,918)
(Increase) decrease in funds in respect of employee rights upon retirement	(78)	5
Proceeds from sale of business	462	787
Net cash used in investing activities	(28,068)	(3,306)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	85,561	—
Offering costs	(1,541)	(1,141)
Proceeds from exercise of stock options	286	366
Repayments of notes receivable from stockholder	33	28
Payments of capital leases	(25)	(74)
Net cash provided by (used in) financing activities	84,314	(821)
Increase in cash and cash equivalents	55,296	4,020
Balance of cash and cash equivalents at beginning of period	43,599	27,476
Balance of cash and cash equivalents at end of period	$98,895	$31,496
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$12
Cash paid for taxes	$266	$142
Non-cash capital expenditures	$135	$—
Non-cash financing activities
Cashless exercise of warrants	$3	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Borderfree, Inc. (the “Company” or “Borderfree”), formerly known as FiftyOne, Inc., was incorporated on November 3, 1999 and commenced operations on January 1, 2000. The Company is a market leader in international cross-border ecommerce, operating a proprietary technology and services platform to enable U.S. retailers to transact with international shoppers, which the Company refers to as consumers, in more than 100 countries and territories worldwide. The retailers and brands, which the Company refers to as their customers, that integrate the Company’s solution use the highly scalable Borderfree platform to develop a seamless global ecommerce business across web, mobile and in-store channels. Borderfree manages all aspects of the international shopping experience, including site localization, multi-currency pricing, payment processing, fraud management, landed cost calculation, customs clearance and brokerage, and global logistics services while maintaining the integrity of the customers’ brand and consumer experience.

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

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commissions ("SEC"), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2013. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair statement of the results of operations for the interim periods presented, have been reflected therein. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

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

The following table summarizes revenue by type of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Global ecommerce services	$15,812	$11,522	$45,672	$35,095
Fulfillment services	15,484	11,694	43,102	39,476
Revenue	$31,296	$23,216	$88,774	$74,571

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

The transaction gains and losses for the three and nine months ended September 30, 2014 and 2013, respectively, were not significant.

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

Comprehensive Loss

Accumulated other comprehensive loss, included as a component of shareholders' equity, consists of unrealized gains and losses affecting equity that, under GAAP, are excluded from net loss. For the Company, accumulated other comprehensive loss is impacted by unrealized losses on available-for-sale securities as of the reporting period date and by reclassification adjustments resulting from sales or maturities of available-for-sale securities. Amounts reclassified for previously unrealized gains or losses on available-for-sale securities are included in interest and other income, net, on the consolidated statements of operations. There were $7 thousand and $14 thousand of unrealized losses and no amounts reclassified to the consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

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

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance on January 1, 2015, and it believes the adoption of this guidance will not have a material impact on the consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2—Cash Equivalents and Investments

At September 30, 2014 the Company held $36.4 million of cash equivalents in money market funds whose carrying value approximates fair value. The Company did not hold any money market funds as of December 31, 2013.

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
A summary of the Company’s available-for-sale investments at September 30, 2014 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
Corporate bonds	$19,609	$5	$(21)	$19,593
U.S. government and agency securities	2,999	2	—	3,001
Commercial paper	999	—	—	999
	$23,607	$7	$(21)	$23,593

The Company did not hold any available-for-sale investments at December 31, 2013.

Realized gains and losses are included in interest and other income, net, on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. There were no realized gains and losses on the available-for-sale investments for the three and nine months ended September 30, 2014. Interest and dividends earned on available-for-sale securities are also included in interest and other income, net, on the consolidated statements of operations.
When the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in interest and other income, net, and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company considered the declines in market value of its marketable available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired as of September 30, 2014. Contractual maturities for the Company's available-for-sale securities are within two years of September 30, 2014.

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

During the nine months ended September 30, 2014 and the year ending December 31, 2013 there were no transfers between the assets and liabilities categorized as Level 1, Level 2 and Level 3.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of (in thousands):

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$36,423	$36,423	$—	$—

Assets:
Investments	$23,593	$—	$23,593	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$2,663	$—	$—	$2,663

The following table reflects the activity for the Company’s classes of liabilities measured at fair value using Level 3 inputs (in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at January 1,	$2,663	$1,167
Loss on change in fair value of warrants	964	785
Reclassification of warrant liability to equity	(3,627)	—
Balance as of September 30,	$—	$1,952

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

Note 4—Trade Receivables

Trade receivables, net of allowances of $25 thousand and $71 thousand at September 30, 2014 and December 31, 2013, respectively, consisted of the following (in thousands):

	At September 30, 2014	At December 31, 2013
Credit Cards	$6,122	$5,727
Merchants and other	6,956	8,058
	$13,078	$13,785

Note 5—Prepaid expenses and other

Prepaid expenses and other consisted of the following (in thousands):

	At September 30, 2014	At December 31, 2013
Prepaid expenses	$1,600	$2,388
Other	500	668
	$2,100	$3,056

Note 6—Property and Equipment

Property and equipment consisted of the following (in thousands):

	At September 30, 2014	At December 31, 2013
Computer and peripheral equipment	$6,733	$5,097
Internal use software	8,398	5,325
Furniture and office equipment	1,181	1,040
Leasehold improvement	604	556
Total property and equipment	16,916	12,018
Less: Accumulated depreciation and amortization	(6,852)	(4,351)
Property and equipment, net	$10,064	$7,667

Depreciation expense, which includes amortization of assets under capital leases and software development costs, for the nine months ended September 30, 2014 and 2013 was $2.5 million and $1.2 million, respectively. Amortization expense of software development costs for the nine months ended September 30, 2014 and 2013 was $1.4 million and $0.4 million, respectively.

No event or indicator of impairment occurred during the nine months ended September 30, 2014, which would require impairment testing of property and equipment.

Note 7—Goodwill and Intangibles

The gross carrying amount of goodwill as of September 30, 2014 and December 31, 2013 is $0.3 million.

The following table provides the gross carrying amount, accumulated amortization and net carrying amount for each major class of long-lived amortizable intangible assets (in thousands):

		At September 30, 2014			At December 31, 2013
	Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10	$752	$(416)	$336	$752	$(338)	$414
Customer relationships	8	1,261	(564)	697	1,261	(413)	848
Technology	1	490	(490)	—	490	(490)	—
		$2,503	$(1,470)	$1,033	$2,503	$(1,241)	$1,262

Amortization expense corresponding to the long-lived amortizable intangible assets for the nine months ended September 30, 2014 and 2013, was $0.2 million and $0.3 million, respectively.

No event or indicator of impairment occurred during the nine months ended September 30, 2014, which would require impairment testing of long-lived intangible assets including goodwill.

Note 8—Accrued Expenses and Other

Accrued expenses and other consisted of the following (in thousands):

	At September 30, 2014	At December 31, 2013
Fulfillment, duty and VAT costs	$3,306	$3,573
Compensation	3,028	2,873
Warrant liability	—	2,663
Other	3,230	3,177
	$9,564	$12,286

Note 9—Long Term Debt and Revolving Credit Facility

Long term debt is summarized as follows (in thousands):

	At September 30, 2014	At December 31, 2013
Lease commitments	$21	$46
Current maturities of lease commitment	(19)	(32)
Long term debt	$2	$14

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

On October 29, 2013, the Company and SVB modified the terms of the Credit Facility to adjust the financial covenant requirements for future quarters to levels that are aligned with the Company’s operating and financial targets. As of September 30, 2014, the Company was in compliance with the terms and covenants of the Credit Facility. Financial covenants include maintenance of an adjusted quick ratio, defined as the ratio of current assets to current liabilities, inclusive of outstanding letters of credit and minus the current portion of deferred revenue, of at least 1.20 to 1.00 and a minimum net income. There were no revolver borrowings and there was $1.6 million letters of credit outstanding as of September 30, 2014

On July 24, 2014, the Company entered into a Second Amended and Restated Loan and Security Agreement (the "Amended Agreement") with SVB. Pursuant to the Amended Agreement, the Credit Facility is extended for two years through July 24, 2016 and will bear interest at a floating rate equal to the Wall Street Journal Prime Rate. Borrowings under the Amended Agreement are subject to financial reporting obligations including minimum profitability/maximum loss parameters. Except for the Company's intellectual property, obligations of the Company under the Credit Facility are secured by a first priority lien on substantially all assets of the Company.

Note 10—Commitments and Contingencies

The Company leases all of its office space under non-cancellable operating lease agreements. These leases generally have initial periods of three to seven years and contain provisions for renewal options, sublease and payment of real estate taxes and common area charges. The Company also leases vehicles and certain furniture and equipment.

Capital lease obligations are as follows (in thousands):

	At September 30, 2014	At December 31, 2013
Gross capital lease obligations	$21	$49
Less: imputed interest	—	(3)
Present value of net minimum lease payments	21	46
Less: current portion of capital lease obligation	(19)	(32)
Total long term capital lease obligations	$2	$14

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

Common stock consisted of the following shares:

	At September 30, 2014			At December 31, 2013
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common Stock	200,000,000	31,995,170	31,755,650	49,500,000	4,843,612	4,604,092

Stock-based compensation expense for the Company's stock options under the equity incentive plan included in the consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of revenue	$6	$3	$14	$4
Technology and operations	163	53	438	165
Research and development	130	103	447	215
Sales and marketing	296	117	744	394
General and administrative	379	136	1,049	268
	$974	$412	$2,692	$1,046

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

In August 2014, the Company granted stock option grants covering a total of 139,300 shares to certain employees.

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

The following table summarizes the number of shares of convertible preferred stock for the nine months ended September 30, 2014 (in thousands except share data):

	Convertible Preferred Stock
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balance at December 31, 2013	1,999,438	$7,004	2,413,006	$2,573	14,089,918	$15,095	8,822,063	$4,859	2,942,978	$12,406	$41,937
Conversion of convertible preferred stock to common stock	(1,999,438)	(7,004)	(2,413,006)	(2,573)	(14,089,918)	(15,095)	(8,822,063)	(4,859)	(2,942,978)	(12,406)	(41,937)
Balance at September 30, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	$—

Note 13—Warrants

On April 1, 2004, the Company issued to American Friends of Tmura, Inc. as a donation, a warrant to purchase up to aggregate 32,076 shares of the Company’s common stock, at a purchase price of $0.02 per share. This warrant was exercisable upon the closing of a Sale Event, as defined in the warrant, or the closing of an initial public offering. This warrant shall expire on the earlier of the closing of a Sale Event or one year following the close of the Company's IPO. On June 10, 2014, the warrant was exercised in full by means of a cashless exercise resulting in a net purchase of 32,041 shares.

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

The Company recorded a loss on change in fair value of warrants of $1.0 million and $0.8 million during the nine months ended September 30, 2014 and 2013, respectively. The fair value of the warrant liability was $3.6 million upon the closing of the IPO and was reclassified as a component of additional paid-in capital.

Note 14—Income Taxes

The Company's income tax provision for the three and nine months ended September 30, 2014 and 2013 reflect its estimate of the annual effective tax rate expected to be applicable for the year, adjusted for any discrete events which are recorded in the period they occur.

The Company recorded an income tax provision of $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

The income tax provision of $0.2 million determined for the nine months ended September 30, 2014 is primarily the result of income tax provisions for federal alternative minimum tax, tax provision for profitable foreign jurisdictions based upon income earned during this period and tax provisions for certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the year as the related deferred tax assets are fully offset by a valuation allowance.

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

A valuation allowance has been recognized at September 30, 2014 and December 31, 2013 to fully offset the deferred tax assets, as it has been determined that it is more likely than not that all of the deferred tax assets may not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred, after adjustments for non recurring items, over the three-year period ended September 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. On the basis of this evaluation, as of September 30, 2014, a full valuation allowance has been recorded. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance.

As of September 30, 2014, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2013.

Note 15—Sale of Global Settlement Services Business

In March 2011, the Company entered into a definitive agreement with Cambridge Mercantile Corp. (“Cambridge”) to transfer its GSS business. The term of the agreement is indefinite, with certain termination rights, for cause and for convenience, for both parties.

The receivable from the sale of GSS is as follows (in thousands):

	At September 30, 2014	At December 31, 2013
Short term receivable from sale of business	$646	$742
Receivable from sale of business - non-current	110	476
	$756	$1,218

Note 16—Related Parties

Notes receivable from stockholders include full recourse promissory notes issued in conjunction with the exercise of options by certain Company executives and a member of the board of directors. The notes bear interest rates at 1.17% and 1.19% compounded annually. Accrued interest and principal are due and payable upon the earlier of the termination of the employees, sale of the corresponding shares, the maturity of the notes or preceding the effective date of the Company’s filing of a registration statement under the Securities Act. The notes have a term of seven years. Company executives repaid $28 thousand of the notes receivable from stockholders in April 2013. On February 14, 2014, the Company forgave notes receivable from stockholders and related accrued interest totaling $0.4 million for certain Company executives. The Company also agreed to fund the tax liability on behalf of the executives associated with the loan forgiveness, and as a result incurred additional expense of $0.2 million. On February 14, 2014, a member of the board of directors repaid the full amount of principal and related accrued interest related to a note receivable from stockholder totaling $33 thousand. As of September 30, 2014, all outstanding principal and accrued interest related to the notes receivable from stockholders have been forgiven or repaid.

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

The following shares were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common stock options	3,595,992	3,159,784	3,466,193	3,065,225
Common stock warrants	—	32,076	18,799	32,076
Convertible preferred stock	—	20,872,628	—	20,872,628
Convertible preferred stock warrants	—	226,705	—	226,705

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

We generate revenue from the provision of ecommerce and fulfillment services which are directly attributable to the gross merchandise volume, or GMV, processed through our platform. We derive ecommerce revenue from fees paid to us by our customers based on a percentage of their total gross international sales, which represents the portion of GMV related to retail product volume processed through our technology and services platform. At September 30, 2014, substantially all of our customers were U.S.-based retailers engaged in international cross-border ecommerce. Our customer contracts typically have multi-year initial terms ranging from one to four years, followed by one-year renewal periods. We generate additional ecommerce revenue from foreign exchange services and other transaction based fees from consumers who visit our customers’ websites and make a purchase. We also derive, from the consumer and customers, fulfillment services revenue from international shipping, handling, and other global logistics services resulting from the ecommerce transactions processed through our platform.

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

Overview

Key Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Gross merchandise volume	$130,499	$96,696	$379,707	$292,027
Adjusted EBITDA	292	(1,053)	2,365	(9)
Adjusted EBITDA as a percentage of revenue	0.9%	(4.5)%	2.7%	—%

	As of September 30,
	2014	2013
Number of customers	94	92
Number of customer ecommerce sites	165	156

We monitor and analyze a number of key metrics to measure our operating performance, evaluate growth trends, establish budgets and financial projections, and formulate strategic plans.

Gross Merchandise Volume

For the three and nine months ended September 30, 2014 we processed $130.5 million and $379.7 million of GMV on our platform, respectively, representing an increase of 35.0% and 30.0%, respectively, as compared to the three and nine months ended September 30, 2013. We define GMV as the total dollar value of orders, net of returns, inclusive of product value, shipping and handling, and duty and value added taxes, processed through our platform, and shipped to international consumers. Since our revenue and cost of revenue are directly attributable to the level of GMV processed through our platform we believe that GMV is an indicator of the growth and scale of our business, customer acquisition and retention, existing customer sales growth, the value of executing our strategic initiatives and our ability to project future operating results.

Number of Customers

Our customers are U.S.-based brands, such as large department stores, established and emerging consumer brands, specialty retailers and online only retailers. We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our number of customers at the end of a particular period as the number of customers that are under contract with us, and processing international cross-border sales volumes on our platform during such period. As of September 30, 2014 we had 94 customers operating on our platform.

Number of Customer Ecommerce Sites

Many of our customers operate multiple ecommerce sites. Since we derive a portion of our global ecommerce services revenue from fees paid to us by our customers based on a percentage of their sales generated through our platform we believe the total number of customer ecommerce sites operating on our platform in a particular period is an indicator of the growth of our business and the diversification of our customer and revenue base. As of September 30, 2014, our platform was powering the global expansion of 165 ecommerce sites for our 94 customers.

Adjusted EBITDA

We present and evaluate Adjusted EBITDA because we believe it is a useful measure to assess the operating performance of our business without the effect of depreciation and amortization, interest expense, provision for income taxes, stock-based compensation expense, loss on change in fair value of warrants, forgiveness of notes receivable from stockholders, other income related to GSS and the recognition of non-recurring duty drawback claims earned in the current period as a result of gaining approval from a governmental agency during the third quarter of 2014 to submit duty drawback claims related to certain consumer returns. Our use of Adjusted EBITDA as a key metric permits a comparative assessment of our operating performance, relative to our performance based on GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to our operating performance.

Non-GAAP Financial Measures

We present and evaluate non-GAAP financial measures of Adjusted EBITDA and non-GAAP net loss because we believe they are useful measures to assess the operating performance of our business. Our use of non-GAAP net loss and Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to our operating performance. Non-GAAP net loss and Adjusted EBITDA as presented may not be comparable to other similarly-titled measures of other companies, and our presentation of non-GAAP net loss and Adjusted EBITDA should not be construed as an inference that our future operating results will be unaffected by excluded or unusual items.

The following table presents a reconciliation of net loss to non-GAAP net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Loss to Non-GAAP Net Loss	2014	2013	2014	2013
	(In thousands)
Net loss	$(898)	$(2,009)	$(3,602)	$(2,462)
Stock-based compensation expense	974	412	2,692	1,046
Forgiveness of notes receivable from stockholders	—	—	629	—
Loss on change in fair value of warrants	—	320	964	785
Other income-GSS	(180)	(347)	(537)	(1,134)
Non-recurring duty drawback	(781)	—	(781)	—
Non-GAAP net loss	$(885)	$(1,624)	$(635)	$(1,765)

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net loss to Adjusted EBITDA	2014	2013	2014	2013
	(In thousands)
Net loss	$(898)	$(2,009)	$(3,602)	$(2,462)
Depreciation and amortization	1,089	529	2,730	1,655
Interest expense (income)	43	10	68	(18)
Provision for income taxes	45	32	202	119
Stock-based compensation expense	974	412	2,692	1,046
Forgiveness of notes receivable from stockholders	—	—	629	—
Loss on change in fair value of warrants	—	320	964	785
Other income-GSS	(180)	(347)	(537)	(1,134)
Non-recurring duty drawback	(781)	—	(781)	—
Adjusted EBITDA	$292	$(1,053)	$2,365	$(9)

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

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. We will adopt this guidance on January 1, 2015, and we believe the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
					(In thousands)
Revenue:
Global ecommerce services	50.5%	49.6%	51.4%	47.1%	$15,812	$11,522	$45,672	$35,095
Fulfillment services	49.5	50.4	48.6	52.9	15,484	11,694	43,102	39,476
Revenue	100.0	100.0	100.0	100.0	31,296	23,216	88,774	74,571
Operating Expenses:
Cost of revenue	61.9	69.3	63.2	67.9	19,385	16,097	56,085	50,636
Technology and operations	12.1	10.9	11.2	9.4	3,783	2,530	9,942	7,018
Research and development	7.9	7.8	7.2	6.3	2,486	1,818	6,434	4,692
Sales and marketing	9.9	10.2	10.1	10.4	3,084	2,364	8,925	7,721
General and administrative	11.3	10.3	11.6	9.7	3,548	2,401	10,292	7,215
Total operating expenses	103.2	108.6	103.3	103.6	32,286	25,210	91,678	77,282
Loss from operations	(3.2)	(8.6)	(3.3)	(3.6)	(990)	(1,994)	(2,904)	(2,711)
Interest and other income, net	0.4	1.5	0.5	1.5	137	337	468	1,153
Loss on change in fair value of warrants	—	(1.4)	(1.1)	(1.1)	—	(320)	(964)	(785)
Loss before income taxes	(2.7)	(8.5)	(3.8)	(3.1)	(853)	(1,977)	(3,400)	(2,343)
Provision for income taxes	0.1	0.1	0.2	0.2	45	32	202	119
Net loss	(2.9)%	(8.7)%	(4.1)%	(3.3)%	$(898)	$(2,009)	$(3,602)	$(2,462)

Comparison of Three Months Ended September 30, 2014 and 2013

Revenue for the three months ended September 30, 2014 and 2013 was $31.3 million and $23.2 million, respectively. Net loss was $0.9 million, or $0.03 per basic and diluted share, for the three months ended September 30, 2014 compared to net loss of $2.0 million, or $0.45 per basic and diluted share, for the three months ended September 30, 2013.

Revenue

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Global ecommerce services	$15,812	$11,522	$4,290	37.2%
Percentage of revenue	50.5%	49.6%
Fulfillment services	$15,484	$11,694	$3,790	32.4%
Percentage of revenue	49.5%	50.4%
Revenue	$31,296	$23,216	$8,080	34.8%

The increase in global ecommerce services revenue is primarily attributable to the increase in GMV from $96.7 million for the three months ended September 30, 2013 to $130.5 million for the three months ended September 30, 2014, an increase of 35.0%. Of this increase, $14.4 million was attributable to GMV derived from new customers and $19.4 million was attributable to GMV derived from existing customers. The increase in fulfillment services revenue was due to an increase in volume and growth of our business, including an increase in the number of transactions over the prior period as a result of increased GMV and the recognition of $0.8 million related to non-recurring duty drawback claims earned in the current period. The increase in fulfillment services revenue was offset by a reduction in average fulfillment services revenue per order as we have negotiated more favorable rates with our shipping carriers and added shipping options resulting in reduced costs to the consumer. Fulfillment services revenue per order is expected to continue to decrease in subsequent periods as we optimize logistics and pass on our savings to the consumer to increase sales order conversion. Additionally, we had 94 customers and 165 ecommerce sites operating on our ecommerce platform as of September 30, 2014, an increase from 92 customers and 156 ecommerce sites as of September 30, 2013.

Operating Expenses

Cost of Revenue

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Cost of revenue	$19,385	$16,097	$3,288	20.4%
Percentage of revenue	61.9%	69.3%
The increase in cost of revenue was primarily attributable to an increase in fulfillment costs of approximately $2.6 million due to increased volumes. Additionally, we incurred higher payment processing costs of approximately $0.3 million as well as increased consumer chargebacks and parcel losses of $0.2 million as a result of increased volumes. We also incurred $0.2 million of increased personnel and related expenses to support our growth. Although total cost of revenue increased, cost of revenue as a percentage of revenue decreased as we continue to optimize logistics and further execute other cost reduction initiatives. Total headcount within cost of revenue increased from 21 at September 30, 2013 to 25 at September 30, 2014.

Technology and Operations

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Technology and operations	$3,783	$2,530	$1,253	49.5%
Percentage of revenue	12.1%	10.9%

The increase in technology and operations was primarily attributable to $0.7 million of increased personnel and related expenses for information technology, platform integration and logistics management personnel, and $0.5 million of amortization of capitalized software. Stock-based compensation expense attributable to technology and operations increased $0.1 million. Total headcount within technology and operations increased from 46 at September 30, 2013 to 54 at September 30, 2014.

Research and Development

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Research and development	$2,486	$1,818	$668	36.7%
Percentage of revenue	7.9%	7.8%
The increase in research and development expense was primarily attributable to $0.5 million of increased personnel and related expenses to improve our platform, including feature innovation and platform extension. Rent expense and depreciation expense each increased $0.1 million, respectively. Total headcount within research and development increased from 51 at September 30, 2013 to 58 at September 30, 2014.

Sales and Marketing

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Sales and marketing	$3,084	$2,364	$720	30.5%
Percentage of revenue	9.9%	10.2%

The increase in sales and marketing expenses was driven primarily by increased personnel for our customer account management and consumer research and analytics staff of $0.4 million. Stock-based compensation expense attributable to sales and marketing increased $0.2 million. Marketing and promotional related expenses also increased approximately $0.2 million. The overall increase was partially offset by a decrease of approximately $0.1 million in consulting expenses as our internal sales and marketing efforts were supplemented with third-party consultants in the prior year quarter. Total headcount within sales and marketing increased from 43 at September 30, 2013 to 49 at September 30, 2014.

General and Administrative

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
General and administrative	$3,548	$2,401	$1,147	47.8%
Percentage of revenue	11.3%	10.3%

The increase in general and administrative expense was driven primarily by increased personnel related expenses and other costs to support our transition to a public company. Salaries expense increased approximately $0.3 million as a result of increased headcount. Stock-based compensation expense attributable to general and administrative increased $0.2 million. Public company fees and professional fees increased approximately $0.5 million due to our transition to a public company in 2014. Total headcount within general and administrative increased from 29 at September 30, 2013 to 38 at September 30, 2014.

Interest and Other Income, Net

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Interest and other income, net	$137	$337	$(200)	(59.3)%
Percentage of revenue	0.4%	1.5%
The decrease in interest and other income, net, was driven primarily by a decrease in market based royalties and outsourcing servicing fees earned as a result of our sale of the GSS business.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Provision for income taxes	$45	$32	$13	40.6%
Percentage of revenue	0.1%	0.1%
The difference between our U.S. federal statutory income tax rate and our effective tax rate is primarily related to tax rate differential of our foreign operations.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenue for the nine months ended September 30, 2014 and 2013 was $88.8 million and $74.6 million, respectively. Net loss was $3.6 million, or $0.15 per basic and diluted share, for the nine months ended September 30, 2014 compared to net loss of $2.5 million, or $0.59 per basic and diluted share, for the nine months ended September 30, 2013.

Revenue

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Global ecommerce services	$45,672	$35,095	$10,577	30.1%
Percentage of revenue	51.4%	47.1%
Fulfillment services	43,102	39,476	$3,626	9.2%
Percentage of revenue	48.6%	52.9%
Revenue	$88,774	$74,571	$14,203	19.0%

The increase in global ecommerce services revenue is primarily attributable to the increase in GMV from $292.0 million for the nine months ended September 30, 2013 to $379.7 million for the nine months ended September 30, 2014, an increase of 30.0%. Of this increase, $34.5 million was attributable to GMV derived from new customers and $53.3 million was attributable to GMV derived from existing customers. The increase in fulfillment services revenue was due to an increase in volume and growth of our business, including an increase in the number of transactions over the prior period as a result of increased GMV and the recognition of $0.8 million related to non-recurring duty drawback claims earned in the current period. The increase in fulfillment services revenue resulting from increased GMV was offset by a reduction in the average fulfillment services revenue per order as we have negotiated more favorable rates with shipping carriers and added shipping options resulting in reduced costs to the consumer. Fulfillment services revenue per order is expected to continue to decrease in subsequent periods as we optimize logistics and pass on our savings to the consumer. Additionally, we had 94 customers and 165 ecommerce sites operating on our ecommerce platform as of September 30, 2014, an increase from 92 customers and 156 ecommerce sites as of September 30, 2013.

Operating Expenses

Cost of Revenue

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Cost of revenue	$56,085	$50,636	$5,449	10.8%
Percentage of revenue	63.2%	67.9%
The increase in cost of revenue was primarily attributable to an increase in fulfillment costs of approximately $3.9 million due to higher volumes. Additionally, we incurred higher payment processing costs of approximately $0.7 million as well as increased consumer chargebacks and parcel losses of approximately $0.8 million as a result of increased volumes. However, cost of revenue as a percentage of revenue decreased as we continue to optimize logistics and further execute other cost reduction initiatives. Total headcount within cost of revenue increased from 21 at September 30, 2013 to 25 at September 30, 2014.

Technology and Operations

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Technology and operations	$9,942	$7,018	$2,924	41.7%
Percentage of revenue	11.2%	9.4%

The increase in technology and operations was primarily attributable to $1.2 million of increased personnel and related expenses for information technology, platform integration and logistics management personnel, and $1.0 million of amortization of capitalized software. Consulting costs also increased by approximately $0.4 million. Stock-based compensation expense attributable to technology and operations increased $0.3 million. Total headcount within technology and operations increased from 46 at September 30, 2013 to 54 at September 30, 2014.

Research and Development

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Research and development	$6,434	$4,692	$1,742	37.1%
Percentage of revenue	7.2%	6.3%
The increase in research and development expense was attributable to $1.1 million of increased personnel and related expenses to improve our platform, including feature innovation and platform extension. Stock-based compensation expense attributable to research and development increased $0.2 million. Rent and travel costs increased $0.2 million and $0.1 million, respectively. Depreciation expense attributable to research and development increased $0.1 million. Total headcount within research and development increased from 51 at September 30, 2013 to 58 at September 30, 2014.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Sales and marketing	$8,925	$7,721	$1,204	15.6%
Percentage of revenue	10.1%	10.4%

The increase in sales and marketing expenses was driven primarily by increased personnel for our customer account management and consumer research and analytics staff of $1.3 million. Stock-based compensation expense attributable to sales and marketing increased $0.4 million. Marketing and promotional related expenses increased $0.2 million. The overall increase was partially offset by a decrease of approximately $0.7 million in consulting expenses as our internal sales and marketing efforts were supplemented with third-party consultants in the prior year. Total headcount within sales and marketing increased from 43 at September 30, 2013 to 49 at September 30, 2014.

General and Administrative

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
General and administrative	$10,292	$7,215	$3,077	42.6%
Percentage of revenue	11.6%	9.7%

The increase in general and administrative expense was driven primarily by increased personnel related expenses to support our transition to a public company, non-recurring compensation related expenses, and stock-based compensation. Salaries expense increased $1.6 million primarily as a result of increased headcount. During the nine months ended September 30, 2014, we incurred a one-time, non-recurring charge of approximately $0.6 million related to the forgiveness of notes receivable from stockholders and the payment of certain taxes related to the forgiveness. Stock-based compensation expense attributable to general and administrative increased approximately $0.8 million. Public company fees and professional fees increased approximately $0.4 million due to our transition to a public company in 2014. Rent expense and depreciation expense each increased $0.1 million, respectively. Total headcount within general and administrative increased from 29 at September 30, 2013 to 38 at September 30, 2014.

Interest and Other Income, Net

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Interest and other income, net	$468	$1,153	$(685)	(59.4)%
Percentage of revenue	0.5%	1.5%
The decrease in interest and other income, net, was driven primarily by a decrease in market based royalties and outsourcing servicing fees earned as a result of our sale of the GSS business.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(Dollars in thousands)
Provision for income taxes	$202	$119	$83	69.7%
Percentage of revenue	0.2%	0.2%
The difference between our U.S. federal statutory income tax rate and our effective tax rate is primarily related to tax rate differential of our foreign operations.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, trade receivables and working capital:

	As of September 30,
	2014	2013
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$98,895	$31,496
Investments	23,593	—
Trade receivables, net	13,078	10,431
Working capital	103,138	17,906

As of September 30, 2014, we had $98.9 million of cash and cash equivalents and $23.6 million in investments in marketable securities, of which $3.2 million was held in foreign bank accounts. The majority of cash and cash equivalents held in domestic and foreign bank accounts are in excess of government deposit insurance. As a result of the initial public offering, we received net cash proceeds in March 2014 of approximately $85.6 million.

Our cash and cash equivalents at September 30, 2014 were held for working capital purposes. We believe we have sufficient working capital and liquidity to support our operations, growth strategies and the associated capital investments needed to expand our operations for at least the next 12 months, excluding the pursuit of certain strategic acquisitions. If we decide in the future to pursue strategic acquisitions, we may use a portion of the net proceeds from the offering to fund those types of investments.

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

As of September 30, 2014, we were in compliance with the terms and covenants of the Credit Facility. Financial covenants include maintenance of an adjusted quick ratio, defined as the ratio of current assets to current liabilities, inclusive of outstanding letters of credit, and minus the current portion of deferred revenue, of at least 1.20 to 1.00 and a minimum net income. On October 29, 2013, we modified the terms of the Credit Facility with SVB to adjust the financial covenant requirements for future quarters to levels that are aligned with our operating and financial targets. There were no revolver borrowings and there was $1.6 million of letters of credit outstanding as of September 30, 2014.

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

Historical Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$(950)	$8,147
Net cash used in investing activities	(28,068)	(3,306)
Net cash provided by (used in) financing activities	84,314	(821)
Net increase in cash and cash equivalents	$55,296	$4,020

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

Cash flows used in operating activities during the nine months ended September 30, 2014 were $0.9 million, consisting of net loss of $3.6 million offset by non-cash items which included stock-based compensation of $2.7 million, depreciation and amortization of $2.7 million, change in the fair value of warrants of $1.0 million and forgiveness of notes receivable from stockholders of $0.4 million. Working capital sources of cash included a $0.7 million decrease in trade receivables due to customer collections subsequent to December 31, 2013 and $0.2 million increase in liability for employee rights upon retirement. The working capital sources of cash were offset by (1) a $4.2 million decrease in trade payables, and (2) a $0.8 million increase in prepaid expenses and other.

Cash flows provided by operating activities during the nine months ended September 30, 2013 were $8.1 million, consisting of net loss of $2.5 million offset by non-cash items including depreciation and amortization of $1.7 million and stock-based compensation of $1.0 million. Working capital sources of cash included (1) a $4.9 million decrease in trade receivables primarily driven by accelerated collections from merchants and a seasonal decline in GMV, (2) a $3.4 million decrease in other current assets primarily attributable to a decrease in advance payments to payment processors, net of, (3) a net decrease in accounts payable, accrued expenses and other liabilities of $1.2 million primarily attributable to payments for fulfillment related logistics costs predominantly incurred during the three months ended December 31, 2012, which is our peak holiday selling season.

Net Cash Used in Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures for information technology infrastructure and capitalized software development as well as purchases of marketable securities. Cash flows provided by investing activities consist primarily of proceeds from the sale of the GSS business.

Cash flows used in investing activities during the nine months ended September 30, 2014 were $28.1 million, primarily consisting of purchases of investments of $23.6 million, $4.8 million of capitalized software development and equipment costs, restricted cash of $0.1 million, and amounts funded for employee retirement fund of $0.1 million partially offset by $0.5 million of proceeds related to the receivable from the sale of the GSS business.

Cash flows used in investing activities during the nine months ended September 30, 2013 were $3.3 million. This consisted of $4.1 million of capitalized software development and equipment costs, partially offset by $0.8 million of proceeds related to the receivable from the sale of the GSS business.

Net Cash Provided by (Used in) Financing Activities

Cash flows provided by financing activities consist primarily of the net proceeds from the closing of the IPO. Cash flows used for financing activities consist primarily of offering costs related to the IPO.

Cash flows provided by financing activities during the nine months ended September 30, 2014 were $84.3 million, consisting primarily of $85.6 million of proceeds from the IPO, net of underwriting discounts and commissions, as well as $0.3 million of proceeds from exercises of stock options, offset by $1.5 million of cash payments related to offering costs for accounting, legal and printing expenses.

Cash flows used in financing activities during the nine months ended September 30, 2013 were $0.8 million primarily due to $1.1 million of cash payments related to offering costs for accounting, legal and printing expenses, as well as $0.1 million of payments on capital leases offset by $0.4 million of proceeds from exercises of stock options.

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

Foreign Currency Exchange Risk

We are exposed to risks from changes in foreign exchange rates due to the nature of our business. The results of operations of, and sales volumes generated from, our customers’ ecommerce sites running on our platform are exposed to foreign exchange rate fluctuations for international sales. If the U.S. dollar weakens against foreign currencies, the translation of the prices of the customer’s products into foreign currency denominated transactions would decrease, which may result in increased international sales volumes, revenue and net income for us. Conversely, to the extent the U.S. dollar strengthens against foreign currencies, cross-border sales related to purchases of dollar-denominated goods on our platform by consumers may decrease, which could adversely affect international sales volumes, revenue and net income. Foreign exchange gains or losses related to international sales are recorded within cost of revenue. Additionally, upon revaluing our foreign subsidiaries’ activities that are denominated in currencies that are different from their functional currency, which is the U.S. dollar, foreign currency gains or losses are recorded within interest and other income, net, as appropriate, on the balance sheet date.

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

Interest Rate Risk

At September 30, 2014 we had cash and cash equivalents of $98.9 million and $23.6 million of investments in marketable securities. We do not believe our cash and cash equivalents and investments have significant risk of default or illiquidity. We maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of government deposit insurance. We cannot be assured that we will not experience losses on these deposits.

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

Our existing credit facility accrues interest at a variable rate and we are exposed to market risks relating to changes in interest rates if we have a meaningful large outstanding balance. At September 30, 2014, the interest rate on our credit facility was 5.0% which, in accordance with the terms of our existing credit facility, was based on the lender’s prime rate plus 1.0%. There were no borrowings outstanding under our credit facility as of September 30, 2014. We do not currently have any interest rate hedging activities in place but may in the future engage in hedging activities if market conditions change. We do not, and do not intend to, engage in the practice of trading derivative securities for profit. A 10% increase or decrease in our current interest rate would not have a material effect on our interest expense.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We incurred operating losses in certain recent fiscal periods. Excluding the gain on the sale of our Global Settlements Service, or GSS, business in August 2011, we would have reported a loss of $1.0 million for 2011. We reported net income of $0.2 million for 2012 and a net loss of $0.7 million for 2013 as well as a net loss of $3.6 million for the nine months ended September 30, 2014; however, we cannot assure you that we will be profitable in the future. As of September 30, 2014, our accumulated deficit was $20.0 million. We expect to continue to make future expenditures to develop and expand our business that may result in us incurring future losses. In addition, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to sustain future profitability. Our recent growth in revenue and number of customers may not be sustainable, and we may not achieve sufficient revenue to maintain profitability if our growth slows or we lose customers or have customers reduce their sales volume on our platform. We may incur significant losses in the future for a number of reasons, including the other risks described in these Risk Factors, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. For example, one of our strategies is to substantially increase the number of carriers and logistics hubs. If we fail to manage growth and additional complexity in our logistics network, our ability to reduce our fulfillment costs and increase sales conversion could be adversely affected. Additionally, we may experience fluctuations in foreign currencies which could reduce cross-border trade which in turn could adversely affect the sales volume on our platform. Accordingly, we may not be able to maintain profitability and we may incur significant losses for the foreseeable future.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers, many of whom can terminate their agreements with us upon 30 to 90 days prior written notice. For example, for the year ended December 31, 2013 and the nine months ended September 30, 2014, transactions with our largest ten customers accounted for an aggregate of approximately 59% and 61% of our global ecommerce revenue, respectively. No individual customer accounted for more than 10% of our total revenue for the years ended December 31, 2011, 2012 and 2013 and the nine months ended September 30, 2014. Additionally, transactions with our top three customers generated approximately 30% of our global ecommerce revenue for the years ended December 31, 2011 and 2012, approximately 25% for the year ended December 31, 2013 and approximately 26% for the nine months ended September 30, 2014.

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

Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of full-time employees from 81 as of December 31, 2010 to 224 as of September 30, 2014. We intend to further expand our overall business, customer base, headcount and operations, both domestically and internationally, with no assurance that our business or revenue will continue to grow. Our plan to expand our business will substantially increase the complexity of our efforts to optimize and operate our logistics network, and if we fail to do so, our business and growth strategy will be adversely affected. Creating a global organization and managing a geographically dispersed workforce will continue to require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter, and our operating results. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Our principal research and development operations are located in Israel. Accordingly, political, economic and military conditions in Israel may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries. Acts of terrorism periodically occur which could affect our operations or personnel. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede our ability to execute our plan of operations, and wars and acts of terrorism have resulted in damage to the Israeli economy, including reducing the level of foreign and local investment. Most recently, in July 2014, an armed conflict, which included rocket strikes against civilian targets in various parts of Israel, commenced between Israel and Hamas; however both sides are currently under an open ended cease-fire. Furthermore, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Israeli citizens who have served in the army may be subject to an obligation to perform reserve duty until they are between 40 and 49 years old, depending upon the nature of their military service.

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

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $10.2 million and $6.1 million, respectively. The annual use of our net operating losses may be limited following certain ownership changes under provisions of the Internal Revenue Code of 1986, as amended, and applicable state tax law. We have not completed a study to assess whether an ownership change occurred as a result of our initial public offering, or whether there have been one or more ownership changes since our inception, due to the costs and complexities associated with such study. Accordingly, our ability to use our net operating loss carryforwards to reduce future tax payments may be currently limited or may be limited as a result of our initial public offering or any future issuance of shares of our stock.

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

Future sales of our common stock may cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and impair our ability to raise additional capital through the sale of additional equity securities.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

As of September 30, 2014, our executive officers, directors and greater than 5% stockholders, together with their affiliates, beneficially owned, in the aggregate, approximately 65.0% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

(a) Recent Sales of Unregistered Securities
None.

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

The net offering proceeds to us, after deducting underwriting discounts totaling approximately $6.4 million and offering expenses totaling approximately $3.2 million, were approximately $82.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of September 30, 2014, we had not used any of those proceeds and have invested $60.0 million in money market funds and fixed income securities. We currently intend to use the proceeds for general corporate purposes.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 21, 2014 pursuant to Rule 424(b)(4) under the Securities Act.

Item 6—Exhibits

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2 (2)	Amended and Restated Bylaws of the Registrant
4.1 (3)	Form of Common Stock certificate of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

BORDERFREE, INC.

Date:	November 5, 2014
By:	/s/ Edwin A. Neumann
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)