Form 10-K
period 2014-12-31
Borderfree, Inc.
filed 2015-02-27
CIK 1277141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36359
BORDERFREE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2216062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
292 Madison Avenue, 5th Floor
New York, New York 10017
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code:
(212) 299-3500

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on NASDAQ on June 30, 2014, was $167.5 million. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares of common stock, par value $0.01 per share, outstanding as of February 25, 2014 was 31,961,225.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

BORDERFREE, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements relating to historical matters should be considered forward-looking statements. In addition, forward-looking statements may consist of statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of important factors, including the factors set forth in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and in our other reports filed with the Securities and Exchange Commission, or SEC. We expressly disclaim any obligation to update the forward-looking statements to reflect events or circumstances that arise after the date hereof.

ITEM 1. BUSINESS

We are a market leader in global ecommerce, operating a proprietary technology and services platform to enable U.S. retailers to transact with consumers in more than 100 countries and territories worldwide. Borderfree delivers a comprehensive cross-border ecommerce solution available through a single unified platform enabling retailers to capitalize on the large cross-border market opportunity. Our customers, comprised of the retailers and brands that integrate our solution, use our highly scalable Borderfree platform to develop a seamless global ecommerce business across web, mobile and in-store channels to transact with international shoppers, who we refer to as consumers. Borderfree manages all aspects of the international shopping experience, including site localization, multi-currency pricing, payment processing, fraud management, landed cost calculation, customs clearance and brokerage, and global logistics services while maintaining the integrity of our customers’ brands and the consumer experience. Our integrated cross-border solution enables retailers to begin selling internationally typically within 90 days without the need to invest in expensive infrastructure, software, in-house compliance expertise or international vendor relationships. In addition, as a result of our scale and experience in international ecommerce, we have amassed a substantial amount of data that enables us to provide actionable marketing and merchandising insights to our customers to help grow their global sales.

Today, we are enabling the online international expansion initiatives of some of the largest U.S. retailers and brands, including J. Crew, Lands’ End, Macy’s, Neiman Marcus, Sephora, Under Armour, and Williams-Sonoma. We refer to U.S. retailers and brands as our customers and the shoppers transacting with them as consumers. As of December 31, 2014, our platform was powering the global expansion of 171 ecommerce sites for 96 customers.

We derive ecommerce revenue from fees paid to us by our customers based on a percentage of their sales generated through our platform and foreign exchange and other transaction related fees payable by consumers. We generate additional revenue from fulfillment services. We operate our business through an asset-light model, requiring minimal capital investment, which allows us to scale our business in a cost effective and efficient manner. Our customer contracts typically have multi-year initial terms ranging from one to four years, followed by one-year renewal periods.

Founded in 1999, we initially came to market with a patented foreign exchange technology solution that allowed ecommerce retailers to automatically present and settle transactions in the preferred currencies of their global consumers. As our business evolved, we realized that the problems retailers faced selling internationally went beyond foreign exchange to include localization, payments and logistical complexities. In response to these challenges we developed a comprehensive global ecommerce technology and service offering and renamed our company FiftyOne. The commercial launch of our global ecommerce platform occurred in 2008. In 2013, following the 2012 acquisition of the Borderfree business unit of Canada Post Corporation, we changed our name to Borderfree. In January 2015, we acquired Bundle Tech Limited, the operator of DutyCalculator, a provider of cloud-based global trade and customs compliance data services.

We processed $547 million, $448 million and $302 million of gross merchandise volume, or GMV, on our platform during 2014, 2013, and 2012, representing period over period growth of 22%, 48% and 120%, respectively. We experienced similar growth in revenue, generating revenue of $125 million, $110 million and $81 million in the same periods, representing period over period revenue growth of 14%, 36%, and 114% respectively. Additionally, global ecommerce services revenue grew 23%, 52%, and 111% over the same periods, respectively. We had net loss of $3.1 million and $0.7 million for the year ended December 31, 2014 and 2013, respectively, and net income of $0.2 million in 2012. For a definition of GMV see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Annual Report on Form 10-K.

Market Opportunity

As a global ecommerce platform for online retailers, we benefit from international trends in ecommerce.

Ecommerce: a Large and Growing Global Market

The global mass migration of consumers from physical to online retail channels provides ecommerce retailers significant opportunities to serve markets outside the traditional scope of their business. Increasingly, consumers expect the ability to easily and seamlessly make online purchases from retailers without having to give much thought or consideration as to where that retailer is located, where the product is located, or how it will get to the consumer as long as the shopping experience is comfortable and the act of fulfilling the transaction is secure, timely, and problem free.

Strong demand for U.S. brands from global consumers provides U.S. retailers significant opportunities to serve markets outside the United States. Many U.S. brands have strong reputations internationally, with U.S. brands accounting for 54% of Interbrand’s Top 100 global brands in 2014. Prestige, product selection, price, and quality are just a few of the factors driving demand for U.S. brands by global consumers across the world. At the same time, technology trends such as broadband penetration and mobile device proliferation are making it easier for global consumers to purchase from brands located in the U.S. or other parts of the world.

While Canada, Australia, the U.S. (for U.K. retailers) and the U.K. (for U.S. retailers) are natural markets for U.S. and U.K. retailers looking to expand internationally given the common language, cultural similarities, and an established ecommerce market, demand for goods from retailers based in these countries is significant throughout the world. Additional markets for our retailers include major non-English speaking developed economies such as France, Germany and Japan, and fast growing, emerging markets including China, Mexico, South Korea and the Middle East.

Given our focus on cross-border ecommerce, our addressable market is comprised of physical goods which can be shipped cost effectively, like apparel, handbags, jewelry, sporting goods, home décor, and toys, and therefore does not include digital goods and services, such as music downloads and travel. Many U.S. retailers are targeting faster growing international markets to boost the growth of their ecommerce businesses and take a larger share of the global ecommerce market.

The Under-monetized Cross Border Ecommerce Opportunity

We believe that the current cross-border ecommerce market is under-monetized and that U.S. and U.K. retailers not selling internationally today, or doing so in a non-optimized way, are missing out on significant demand from international consumers that, if served, could generate significant incremental ecommerce revenues for those retailers. We believe that the percentage of visitor traffic from international consumers will grow as internet penetration increases internationally, driving more global consumers to shop online with foreign retailers for the greater product selection from their favorite international brands.

We believe that a large opportunity exists globally for retailers and brands seeking to sell products to consumers outside of their home markets, which could represent an expansion of our total addressable market. We believe that by helping retailers everywhere export to anywhere in the world, we can tap into this large global market opportunity.

Challenges of Selling to Global Consumers

Challenges for Retailers

Selling globally can be expensive and complicated. There are currently two in-house alternatives to sell to global consumers, cross-border trading and establishing an in-country presence.

Cross-border Trading

Retailers selling to global consumers directly from their domestic website face challenges and risks including:

•	complicated import and export regulations and restrictions, which vary by country, product and quantity, and require costly resources to ensure compliance;

•	an increased risk of credit card fraud;

•	lower sales conversion rates due to factors including higher shipping costs, unexpected customs and duties, limited local currency payment options and narrower product selection;

•	difficulty in tailoring the product offerings on its domestically-based website to global consumers in different markets;

•	damage to their overall brand image if they provide a frustrating consumer experience; and

•	foreign exchange volatility.

Establishing an In-country Presence

Retailers setting up local operations face challenges and risks including:

•
investment of significant amounts of time and money to establish and maintain country-specific websites, order management systems, distribution centers, call centers, inventory, subsidiaries and other infrastructure such as local banking relationships and international shipping relationships;

•	significant upfront investment with limited ability to assess local consumer demand before entering the market;

•	exposure to foreign exchange and tax risk due to their investment and operations in the market; and

•	inability to scale effectively, as each new market typically requires unique solutions which are not easily replicated from solutions in other markets.

The challenges and risks posed by these alternatives cause many retailers to delay global expansion and miss the opportunity to generate additional revenue and further expand their brand awareness around the world.

Challenges for the Global Consumer

Global consumers are often faced with a disappointing customer experience whether they buy from a retailer’s local in-country website or a foreign website. In the case of local in-country websites of retailers, consumers are often faced with narrower product selection compared with what is available on the retailer’s domestic website. When ordering from a domestic website, international consumers often have to deal with high shipping costs, additional unexpected fees at the time of delivery related to taxes, customs and duties and long delivery times. They may also find that the domestic website does not translate the product prices into their local currency, has restrictive return policies, and lacks support for foreign credit cards or payment methods. In addition, many retailers fail to tailor their product catalogs to comply with export and import restrictions, presenting global consumers with products they cannot ultimately buy. We believe all of these limitations make it frustrating for the consumer and ultimately more difficult for an international consumer to buy from domestic retailers, thus contributing to the significant disparity between websites visited and transactions consummated by consumers outside the United States and the United Kingdom.

As a result, we believe the combination of the large international cross-border ecommerce opportunity and challenges of implementing an in-house solution create a significant opportunity for a differentiated third party solution.

The Borderfree Solution

The Borderfree solution is a proprietary ecommerce technology and services platform designed to remove the barriers to international cross-border ecommerce.

How Borderfree Works

1 Detect Location

Crate&Barrel
Agora enviando para o Brasil

Borderfree helps its clients detect when someone is visiting from another country and serves an in-language "welcome mat" as an overlay.

2 Convert Prices

GBP 968.30
sugg. GBP 1499.90
Qty

Borderfree helps its clients automatically convert prices on their websites from USD to one of 60+ supported currencies.

3 Adjust Pricing

a flat-out great deal
6.50 GBP flat-rate shipping on all orders 65 GBP or more
New Flat Fee Shipping to Canada
POTTERY BARN
ENJOY FREE SHIPPING ON ORDERS OVER 700 CNY.

Borderfree enables its clients to align with in-country pricing conventions by variably adjusting product prices to incorporate duty, VAT, and/or international shipping costs.

4 Collect Payment

Checkout
Items Subtotal: CAD 202.88
Shipping: CAD 26.32
Duties & Taxes: CAD 28.74
Order Discount: (CAD 10.68)
Order Total: CAD 247.26

Borderfree collects payment from the consumer, offering preferred local payment options, managing fraud and foreign exchange risk, and collecting any applicable duty and VAT.

5 Process Parcels

Borderfree receives parcels at its U.S. hub, prepares each parcel for export and dispatches for international delivery.

6 Track Parcels

Tracking Results
Current Status: Delivered

Borderfree provides full tracking information for all parcels, enabling consumers to stay informed of their parcel's progress and equipping clients to provide post-delivery consumer care.

Key benefits of our platform include:

Comprehensive Solution. We believe Borderfree delivers the most comprehensive international ecommerce solution available through a single unified platform. Borderfree manages all aspects of the international sales process, including site localization, multi-currency pricing, payment processing, fraud management, landed cost calculation, customs clearance and brokerage and global logistics services while providing a high quality consumer experience throughout. In addition, our solution eliminates foreign exchange and credit card fraud exposure for our customers. Our solution combined with our experience in facilitating millions of international ecommerce transactions allows us to successfully navigate these challenges on behalf of our customers at low cost and risk to them.

High Return on Investment. We believe that the Borderfree platform offers a capital efficient, cost-effective and low-risk solution for retailers to compete in international markets. After a minimal initial investment for integration with our platform, which enables retailers to launch in all or select markets without any incremental cost, customers then pay us a percentage of the sales they generate through our platform. Retailers are typically able to start selling within 90 days in over 100 countries and territories and in more than 60 currencies. Retailers who implement our platform have the flexibility to launch in all or select markets, without any incremental cost or effort to activate additional markets. As we expand the available countries on our platform, our customers will gain access to these countries at no additional cost.

High Quality Consumer Experience. Our platform enables our customers to provide a localized experience that maintains their brand integrity. Our platform geo-locates global consumers, and welcomes them in the local language to instill confidence at the outset of the shopping experience. All merchandise prices are converted to the consumer’s preferred currencies site-wide, and the consumer is presented with a landed cost calculation which is the transaction cost inclusive of all tariffs, value added tax, shipping costs, and clearance fees to ensure there are no surprise charges. In addition, the consumer can select from relevant local payment options, track purchases online with order update emails and a consolidated tracking link and benefit from the retailers’ international returns and other consumer service initiatives.

Customizable Pricing and Promotion Strategies. In addition to providing our market specific knowledge to retailers, we aggregate and analyze the data generated from the transactions processed on our platform. Our customers are able to leverage this data to create, test and deploy country-specific pricing and promotion strategies to maximize checkout conversion. For example, using our platform retailers can create and manage country specific pricing rules that optimize landed cost for conversion by adding margin into product prices to offset the cost of any combination of any shipping, duty or value added tax related promotions at checkout. Retailers can also display location based offers tailored to consumers visiting from specific countries such as dollar and percentage off discounts for merchandise product, shipping costs and duty and value added tax, order and item level discounts, coupons, as well as other specialized promotions.

Access to New Sales and Marketing Channels. We have formed strategic partnerships with global marketing partners, including those with payment processors. These partnerships can expand the marketing reach of retailers to many millions of qualified consumers through the variety of marketing channels offered by these partners. Additionally, these partnerships typically leverage our existing customer integration into our platform.

Our Competitive Strengths

As a result of our extensive experience in cross-border ecommerce and substantial data asset resulting from consumer interactions on our platform, we enjoy a strategic relationship with our customers. Our customers look to us for a technology solution to enable international ecommerce expansion as well as for strategic advice on how to best expand in markets around the world.

Our competitive strengths include:

Comprehensive and Scalable Platform. Our ecommerce platform enables retailers to begin selling internationally without requiring significant investment of time or resources. As the retailer’s global sales grow, our platform has the features and functionality to scale with them and effectively address their needs. As a result, we believe that we possess the most comprehensive platform for retailers looking to expand their ecommerce sales internationally, quickly and cost effectively.

Global Reach and Scale. In 2014 we facilitated approximately $547 million of GMV, shipping to over 100 countries and territories, and settling transactions in more than 60 currencies. We have a network of global and market-specific logistics vendors and payment providers. This network enables us to execute transactions and deliver products to both established markets and difficult to reach locations around the world. As a result of our scale and ability to consolidate volume we enjoy lower fulfillment costs and access to competitive foreign exchange rates.

Asset-light Business Model. Our model allows us to scale our business to serve additional customers, markets and GMV with minimal capital expenditures. We do not own or operate any distribution centers or warehouses. We work with third-party logistics providers for hub processing and international delivery services to process and transport products to the consumer, paying only a volume-based fee which varies in line with our customers’ sales volume. We also do not own or operate any consumer support centers, as our customers handle consumer service calls directly.

Branded Consumer Experience. We enable the retailer to provide a localized shopping experience that instills in international consumers the same level of trust and confidence in their brand as their U.S. consumers. Retailers who use our solution maintain full control of the consumer experience including the website presentation, customer service, product packaging and pre and post order related communications. All of these interactions are done in accordance with the brand and product objectives of our customers. By focusing on the immediacy, prominence and visibility of our customers’ brands, our solution is appealing to retailers who acquire and maintain customers through brand equity and customer service, especially large and iconic lifestyle and department store brands.

Substantial and Growing Data Asset. As the processor of consumer transactions on our platform, Borderfree possesses a substantial amount of data related to international consumer demand and purchasing behavior. With the growth in the number of customers operating their ecommerce sites on our platform, we have processed more than 7.0 million transactions since the launch of the Borderfree solution in the beginning of 2008. We collect data from the time a consumer initiates the check-out process to the time a consumer completes the transaction, providing retailers with a unique holistic view of the consumer’s preferences down to the SKU-level across multiple brands. This data, coupled with investment in advanced analytics and CRM capabilities, produces meaningful insights into international ecommerce marketing, merchandising and conversion strategies. In the years ended 2014, 2013 and 2012, we saw 2.6 million, 2.1 million and 1.4 million transactions on our platform, respectively.

Growing and Loyal Customer Base. Since we launched the Borderfree solution, we have experienced significant growth in our customer base, growing from a single customer in the beginning of 2008 to 96 as of December 31, 2014. We believe that our ability to retain customers is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our global ecommerce services retention rate. We define this retention rate with respect to a given twelve-month period as (i) global ecommerce services revenue recognized within such period from customers that contributed global ecommerce services revenue in the prior twelve month period divided by (ii) global ecommerce services revenue recognized in such prior twelve month period. Our global ecommerce services retention rate was 122%, 144% and 197% for the years ended December 31, 2014, 2013 and 2012, respectively. We also gain valuable feedback from our existing customers, which helps enhance our platform with the most relevant features and functionality to stay current with our customers’ needs and attract prospective customers. As of December 31, 2014, we had 11 of the Internet Retailer Top 50 as our customers, and 61 of the Top 500. This loyal customer base of high profile retailers also serves to attract new customers as they see the tangible benefits realized by implementing our solution. In addition, once the Borderfree solution is deployed, GMV processed on customers’ collective ecommerce sites and average GMV per customer typically grows over time.

International Experience. We have developed market specific knowledge about ecommerce across a diverse group of markets and cultures. Our expertise helps our customers navigate local rules, regulations and compliance to sell to consumers in local markets more quickly and optimize market specific merchandising and marketing strategies to sell to these consumers more effectively.

Our Growth Strategy

Our mission is to be the leading provider of global ecommerce services, enabling retailers and brands located anywhere in the world to easily market and sell to consumers in every corner of the globe. Our strategies to achieve this goal include:

Grow GMV with our Existing Customers. While customers on our platform have rapidly grown their international ecommerce sales, international sales still represent only a small percentage of their domestic sales and international conversion on many sites remains a fraction of conversion on domestic sites. Therefore, we believe that there remains a significant opportunity for these customers to continue to grow their international sales volumes. We are pursuing a number of key initiatives to drive this growth including:

•
Improving Sales Conversion Through an Enhanced Shopping Experience for International Consumers. The cost of shipping is one of the largest obstacles to a global consumer completing an online purchase. Leveraging our scale, we have negotiated more favorable rates with our existing carriers to reduce shipping costs, which we believe has contributed to the improvement in our order submit rate. We intend to continue reducing the cost of logistics by expanding the number of hubs and carriers in our logistics network and introducing new lower cost delivery options, which we believe will improve our order submit rate. In addition to lower logistics costs, we are improving the localization capabilities of our technology platform, incorporating a variety of language, payment and cultural variables to provide as local a shopping experience as possible, no matter from where the consumer originates.

•
Acquiring New Consumers and Driving Qualified Site Traffic Through Strategic Partnerships. By developing and leveraging in-market strategic partnerships with organizations that have deep relationships with global consumers, we believe we have a considerable opportunity to expand our business with our customers by deploying marketing solutions that acquire new consumer relationships and drive incremental international traffic to their ecommerce sites. We are partnering with our customers across a wide spectrum of marketing and promotional strategies including shipping promotions, e-mail marketing, search engine marketing, contextually relevant display advertising and social media. In addition, we plan to expand and strengthen our strategic alliances with loyalty, shopping comparison, and payment providers to provide our clients with new customer acquisition channels. For example we have strategic partnerships with payment processors that serve to expand the marketing reach of our customers.

•
Leveraging Our Data Assets. We have recently invested in new business intelligence and database platforms to expand our analytics capabilities and enhance our own and our customers’ ability to analyze the aggregated information, and leverage it to formulate data driven marketing and merchandising strategies. Through our analytics capabilities and consumer information we expect to deliver insights on, and access to, the global consumer to help our clients increase international sales. We do not currently monetize our data asset beyond making our core products and services more attractive to our customers although we may attempt to do so in the future.

Acquire More Customers. We believe there is significant opportunity for a variety of merchants to target global consumers. Currently, we target U.S. and U.K. retail brands with significant global appeal such as large department stores, established and emerging consumer brands, specialty retailers and online only retailers. We intend to expand our sales and marketing investments to focus on acquiring these customers and expand the geographic scope in which we operate to other parts of Europe and Asia. In addition, we believe that our addressable market opportunity includes many mid-size to smaller retailers based in these markets in which we plan to acquire by developing self-service options requiring limited integration time, effort and investment.

Continue to Innovate and Add New Functionality to Our Platform. We continually invest in additional platform features and functionality to address our customers’ current and long-term needs. Specifically, we are investing in enhanced integration technology to make it easier for new customers to come onto the platform, an upgraded customs classification and tariff quotation engine, new carrier and payment provider integrations, streamlining browsing and purchasing on mobile devices, supporting in-country multi-channel pricing strategies and fulfilling orders using regional inventory.

Pursue Strategic Acquisitions. We plan to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy. We may also target future acquisitions to expand or add functionality and capabilities to our platform.

Products and Services

Borderfree Ecommerce Platform

The Borderfree platform is comprised of technology, data, expertise and services that span:

•	consumer experience localization,

•	payments, compliance and risk management,

•	global transportation and logistics,

•	post-delivery customer care, and

•	global consumer insights and marketing.

Our platform enables our customers to provide a localized shopping experience for global consumers based on the consumer’s IP geolocation. Conditional page manipulation based upon the consumer’s IP geolocation occurs within our customer’s IT environment and website. This is an alternative to the creation and hosting by Borderfree of international versions of the customer’s website or the customer building, hosting and maintaining separate country-specific websites. The effects of localization on transactions processed on our platform include the conversion of product prices to the appropriate currency, the suppression or filtering of merchandise subject to import or export restrictions, the substitution of the domestic checkout path with our international checkout and the introduction of visual welcoming elements such as flag icons, welcome messaging in the consumer’s language and international frequently asked questions.

Consumer Experience Localization

Localizing a consumer’s experience starts with the synchronization of Borderfree’s localization data with the retailer’s website environment. Localization data is comprised of IP geolocation tables, country-currency pairs, currency code information, country-specific price multipliers, customizable by a retailer based on their pricing strategy, currency rounding methods and foreign exchange rates. A retailer can either schedule the download of this localization data via application programming interfaces, or APIs, provided by Borderfree, or install our proprietary software tool called the Ambassador. The Ambassador automatically downloads new localization data sets and persists the data into the retailer’s website environment, transmits the retailer’s full or incremental product catalog updates to Borderfree, for estimating the duty of each new product, and screens for products that may be subject to import, export or shipping service restrictions. With localization data easily accessible by a retailer’s ecommerce website, the IP address of an incoming consumer’s location is identified, and the presentation of a retailer’s ecommerce pages are altered to be “localized” as they are delivered to the consumer’s browser.

Retailers have the flexibility with our solution to modify a variety of elements and features on their site to localize pages for international consumers, including:

•
Dynamic Suppression or Filtering of Restricted Merchandise. The retailer can automatically suppress or otherwise make unavailable from browse or search results any products or categories that are subject to licensing, shipping, export or import restrictions.

•
Localized Greetings and International Icons. Upon detecting a first-time global consumer, the retailer can display Borderfree’s localized and customizable “Welcome Mat” in the consumer’s preferred language, and a flag icon corresponding to the country of the consumer in a prominent location within the global site header.

•	Product Pricing Displayed in the Buyer’s Preferred Currency. Products are presented in the consumer’s preferred currency at the current exchange rate.

•
Customizable Country-specific Price and Promotion Strategies. Retailers can create and manage country-specific pricing rules that optimize landed costs for conversion by adding margin into product prices to offset the cost of any combination of shipping, duty or VAT related promotions at checkout. Retailers can also display location-based offers tailored to consumers visiting from specific countries.

•
International Checkout. We provide our customers with two convenient ways to integrate our international checkout capability. We offer a responsively designed HTML checkout hosted by Borderfree that is faster to implement, requires very little customization and which inherits new checkout features that may be introduced over time. We also offer an API-based checkout for retailers looking to control the entire presentation layer and unify their international and domestic checkout process.

Payments, Compliance and Risk Management

Regardless of the international checkout method chosen, our platform offers preferred local payment options, fraud and foreign exchange risk management, VAT and duty collection and remittance and the management of all import and export restrictions.

•
Local Payment Options. We obtain international shipping information, billing information, and payment details from the consumer. International credit cards and other popular international tender forms are accepted.

•
Fraud Prevention. When the consumer places an order, we authenticate and authorize their international payment information, perform an automated, real time fraud assessment using a payment gateway and denied party screening and fraud management tools incorporated into our platform from CyberSource Corporation, a wholly-owned subsidiary of Visa Inc. We can automatically accept or reject the order based on this assessment, or queue an order for manual review.

•
Foreign Exchange Risk Management. We bill the consumer in their preferred currency, using real-time exchange rates, fixed at the time of the transaction, with no risk to the consumer. The retailer bills a Borderfree credit card or Borderfree account, in U.S. dollars, and therefore assumes no foreign exchange risk in the transaction.

•
VAT and Duty Collection. We charge the consumer a guaranteed fully landed cost, covering payment of all duties, taxes and charges required to deliver the product, except when the consumer elects to pay the duties upon delivery. We contract with licensed customs brokers to manage the related VAT and duty collection related to our transactions with international consumers. All applicable local duties and VAT are calculated by the licensed customs broker and submitted for review and approval by the destination country’s customs authority. Upon approval by the destination country’s customs authority, the licensed customs broker pays the amounts due related to the parcel entry. The actual amount is billed back to us by the licensed customs broker. The consumer is the importer of record and, therefore, we do not have nexus in any foreign jurisdiction.

•
Import and Export Restrictions Management. We use a combination of merchant provided data, internal import and external export compliance expertise and licensed compliance and restrictions data services to prevent a consumer from purchasing U.S. export restricted products or products that are restricted from import into the consumers’ country prior to checkout.

•
Support for Split Shipments, Cancels, Backorders and Pre-orders. Funds are captured from consumers once parcels are shipped, and only for pro-rated amounts based on the value of a single parcel in the case of a partially shipped order or split shipment. Additionally, Borderfree guarantees its foreign exchange rates in pre-order scenarios.

Global Transportation and Logistics Coordination

We contract with third-party hub facilities in Romulus, Michigan, Franklin Park, Illinois, Fort Worth, Texas, Carlstadt, New Jersey, and Etobicoke, Ontario, where we receive inbound parcels from customers and process them for export and international delivery. We also contract with a U.K.-based third-party hub facility in Colnbrook, U.K. We intend to contract with additional hub facilities to support the growing scale of our business, including international hub facilities to support geographical expansion. Our logistics platform provides significant advantages to our customers:

•
Simple for the Retailer. At its U.S. warehouse, the retailer picks and packs the parcel as a domestic shipment, with minimal change from its existing processes, and using its preferred U.S. carrier. Although the option exists to tender parcels to U.S. carriers as individual parcels, the retailer can also consolidate the parcel with other international orders bound for our hubs, which reduces shipping costs.

•
Product Sorting and Classification. Once a shipment arrives at our hubs, it is sorted and an operator scans individual parcels. The operator inspects the merchandise for country of origin if it has not been provided from the merchant electronically, prints an international packing slip and commercial invoice, overlabels the parcel with a shipping label specific to the international destination, then aggregates freight by carrier and shipping method. Customs brokers perform item classification and assign the merchandise any and all harmonized systems codes required for efficient customs clearance.

•
Error Reduction. Exceptions are also managed at our hubs, with operators separating out any parcels that are damaged, appear to contain an incorrect quantity or appear to contain the incorrect items. In the event that a parcel contains restricted items or an incorrect quantity of items, we coordinate with the retailer to either arrange for the timely return of the damaged or incorrect merchandise, or to resolve the exception while the merchandise is still at the hub so that it can continue to its destination.

•
Full Track and Trace. As the parcel leaves our hubs, we send the consumer an international shipment confirmation e-mail, which includes a link to a page where the consumer can track his or her parcel’s progress and receive periodic delivery updates.

•
Electronic Customs Declaration and Clearance. While the parcel is in transit, a customs declaration is electronically sent to customs officers in the receiving country, and duty and VAT are paid or remitted in the consumer’s name. Pre-clearance of shipments while in transit allows many shipments to be inducted directly into the local delivery network.

•
Parcel Protection and Replacement Guarantee. Local, trusted delivery services are used in each international market to ensure a positive experience by the consumer. All parcels shipped by us have a parcel protection and replacement guarantee in case of any logistics issues that result in a lost or damaged parcel.

•
Returns Managements. We process consumer returns in accordance with our retailers’ return policies and automatically refund to the consumer original landed costs upon receipt at one of our third-party hubs or upon final receipt at our retailers’ return centers. All returns that are consolidated at our third-party hubs are then returned to our retailers’ designated returns centers.

Post-Delivery Consumer Care

We provide a web-based customer care and order management tool to a retailer’s consumer care representatives that allows them to provide international consumer service. These tools include international order data and search functionality, billing and crediting history, fraud disposition insights, and parcel-level tracking detail for consumers that make inquiries about delivery of their package. Also included are tools to allow a retailer to manage international returns and appeasements, as well as support case management and ticketing functionality. Together, our tools allow retailers to provide the same level of after-sales service to their global consumers as to their domestic consumers.

Global Consumer Insights and Marketing

As more international transactions flow through our platform, and more brands and retailers integrate with the platform, we are strategically positioned to provide data-driven marketing and merchandising expertise to our clients. Some of the services that we offer include:

•
Sales Reports, Consumer Insights and Best Practices. We leverage our proprietary data, consumer surveys, in-country focus groups and global research to spot emerging trends and identify best practices to help our customers grow their international business.

•	Localized SEM / SEO Strategies. Through our data and analytics tools, our customers can develop local search engine marketing, or SEM, and search engine optimization, or SEO, strategies.

•
Marketing Strategies. We work with our customers and third parties to create promotions tailored specifically for the customer’s brand and target markets, and provide greater visibility to their products.

•
Promotion Campaigns. We can create country-specific coupons and promotions to engage and retain consumers. We also have percent and dollar off discount capabilities. With flexible options, a retailer can initiate multiple opportunities to keep consumers engaged.

•	Localized Messaging. Retailers can personalize the consumer experience with localized checkout messages that connect consumers to a retailer’s brand.

Customers

Our customers are U.S.-based retailers, department stores, apparel brands and lifestyle brands selling a variety of physical goods online including apparel, handbags, beauty and cosmetics, jewelry, sporting goods, home décor, and toys. As of December 31, 2014, we had 96 customers using our ecommerce platform, as compared to 91, 84 and 78 as of December 31, 2013, 2012 and 2011, respectively.

Some of our customers have multiple brands within their brand portfolio and/or multiple online ecommerce sites. As of December 31, 2014, there were 171 ecommerce sites on our platform, as compared to 158, 133 and 94 as of December 31, 2013, 2012 and 2011, respectively.

The following is a representative list of our customers by category:

•	Department Stores: Barneys New York, Bloomingdale’s, Macy’s, Neiman Marcus, Sears

•	Brands: Aeropostale, Carter’s–OshKosh B’gosh, J.Crew, John Varvatos, Juicy, Lands' End, True Religion Brand Jeans, Under Armour,

•	Specialty Retailers: Bed Bath & Beyond, Motosport, Orchard Brands, Pottery Barn, Pottery Barn Kids, Sephora, Tilly’s, Williams-Sonoma

•	Online-only Retailers: Gilt Groupe, Shoes.com

Our customer contracts typically have multi-year initial terms ranging from one to four years, followed by one-year renewal periods.

Sales and Marketing

We sell our solution and services primarily through our direct sales force. Our direct sales force is based in New York and is organized by prospect size and merchandise category. We target retailers and brands with global ambition, iconic and coveted merchandise, global brand recognition, high customer experience standards and who sell merchandise that is both cost-effective to ship worldwide and subject to limited licensing, export, import or other transportation restrictions. Our sales cycle can vary from customer to customer, but typically requires four to six months depending on the size of the organization and complexity of the opportunity.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target ecommerce executives, technology professionals and senior strategy leaders. Our principal marketing programs include:

•	our annual Global Ecommerce Forum;

•	participation in, and sponsorship of, trade shows and industry events;

•	public relations and social media;

•	customer acquisition announcements;

•	customer case studies; and

•	email campaigns and newsletters.

In April 2014, over 200 attendees representing more than 100 existing and potential customers attended our sixth annual Global Ecommerce Forum. We presented marketing, innovation, and strategic insights at this invite-only event.

Technology, Operations, and Development

Technology

Our platform has been designed to support many merchants on a single service architecture across mobile and web technologies. We have a common distributed deployment of our core platform supporting all current merchants over a variety of integration methods. Some key considerations of our platform include:

•
Scalability. All components of the Borderfree platform were built to scale horizontally, allowing for additional capacity to handle large traffic events. We offload significant amounts of workload from our core infrastructure to third-parties. Additionally, we utilize virtualization technologies from VMWare to allow for rapid infrastructure adjustments in the case of unexpected workload.

•
Reliability. We utilize nationally recognized third-parties for all areas of infrastructure, network, and software. We constantly invest in both internal and external monitoring capabilities to provide a complete picture of platform health.

•
Security. We are a PCI-DSS Level 1 certified merchant, adhering to a set of standards that ensure that proper measures are in place to secure networks, data, architecture, and access to systems while also ensuring controls and process around cadence of testing, policy development, and change control are followed. This certification is a multifaceted security standard, monitored by the payment card industry, and includes external audits of business and technology functions to ensure compliance and maintain a company’s certification rating. We have an external certified PCI Qualified Security Assessor who performs a full audit annually and as needed support continuously.

•
Ease of Deployment. Merchants can choose between prebuilt plugins for major platforms, hosted services, or deep API integrations depending on needs. Individual customer integrations do not require changes or releases in our core platform which means our platform can be easily deployed. We also have strong documentation and a hands-on approach to implementation with a dedicated technical implementations team to ensure high quality and efficient deployment.

•
Open Platform. We built our platform with a modular, API driven approach. This model enables both internal teams and customers to build novel functionality extending our core platform to serve our customers’ business objectives.

Operations

We operate and host our platform in two secure facilities located in New Jersey and California. We contract with Equinix Operating Co. and Atlantic Metro Communications for these facilities. We operate a 24 hour a day, seven day a week operations center from Tel Aviv, Israel and New York, New York to monitor and respond to automated alerts and customer support issues. Our operations group also provides ongoing administration, security, and deployment capabilities to the rest of the organization. As of December 31, 2014 we had 53 employees in our operations group, an increase from 47 employees as of December 31, 2013 and 46 employees as of December 31, 2012.

Research and Development

Our research and development organization is responsible for all new product development, quality assurance, and core platform improvements. We operate under an agile methodology and perform test-driven development, allowing for rapid product development while maintaining a high level of quality. Our research and development organization is located in both Tel Aviv, Israel, and New York, New York. We typically release new versions of our software monthly which our customers can easily access through web-based APIs. As of December 31, 2014 we had 67 employees in our product and research and development groups, an increase from 49 employees as of December 31, 2013 and 40 employees as of December 31, 2012.

Competition

The market for ecommerce technology and services is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities. Our primary competition are retailers who choose to develop an in-house solution working directly with international third party payment partners, carriers and distribution center operators. The market for international ecommerce software and fulfillment services is highly fragmented and contains well-funded competitors. The market includes companies of various sizes, as well as large companies, that specialize in third-party point solutions or freight forwarding services, full-service ecommerce business process outsourcers and online marketplaces with international logistics support.

•
Third-party Point Solutions or Freight Forwarding Services. Our competitors in this category are typically not integrated with U.S. retailer websites, but instead offer international customers freight forwarding, consolidation, repackaging and temporary storage services as well as give member consumers the ability to purchase products from many U.S. websites, consolidate or repackage resulting parcels and have the service export the products to them at a later date. We compete with this category of competitors by focusing on an integrated and elevated consumer experience, providing visibility into consumer buying activity and our comprehensive set of merchandising and pricing capabilities that allows our customers to provide the international consumer with a localized experience and the ability to ship direct.

•
Full-service Ecommerce Business Process Outsourcers. Our competitors in this category are integrated with U.S. retailer websites as we are, with landed cost calculation, payment management and logistics orchestration being core elements of the service, but with the international consumer generally having to leave the retailer’s website to complete the transaction. We compete primarily with this category of competitors by focusing on letting the retailer control the entire order life cycle without disintermediation, the protection of the prominence of the retailer’s brand at all times, the reliability and scalability of our platform, our comprehensive set of merchandising and pricing capabilities and reduced shipping and other transactional costs that we are able to take advantage of as a result of our scale, volume and customer relationships.

•
Large Online Marketplaces Which Provide Retailers with International Logistics Support. Our competitors in this category offer expansive marketplaces for retailers to create storefronts within certain markets with access to consumers that have previously frequented or purchased through that marketplace. These marketplaces are generally localized and tailored to the respective markets. We compete with these competitors by maintaining our customer’s brand and logo throughout the international order lifecycle and allow our customers to control the consumer’s experience.

We compete primarily on the basis of the comprehensiveness of our platform and services, our focus on the consumer experience and maintaining the retailer’s brand identity, our robust set of merchandising capabilities and features, the reliability and scalability of our platform, and the speed and cost of deploying our solution.

Intellectual Property and Proprietary Rights

Our intellectual property and proprietary rights are important to our business. To safeguard them, we rely on a combination of patent, copyright, trade secret, trademark and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have one issued U.S. patent. We have confidentiality and license agreements with employees, contractors, customers, distributors and other third parties, which limit access to and use of our proprietary information and software. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace.

Despite our efforts to preserve and protect our intellectual property and proprietary rights, unauthorized third parties may attempt to copy, reverse engineer, or otherwise obtain portions of our solutions. Competitors may attempt to develop similar products that could compete in the same market as our product. Unauthorized disclosure of our confidential information by our employees or third parties could occur. Laws of other jurisdictions may not protect our intellectual property and proprietary rights from unauthorized use or disclosure in the same manner as the United States. The risk of unauthorized use of our proprietary and intellectual property rights may increase as our company continues to expand outside of the United States.

Third-party infringement claims are also possible in our industry, especially as software functionality and features expand, evolve, and overlap with other industry segments. Third parties, including non-practicing patent holders, have from time to time claimed, and could claim in the future, that our activities or our customers’ ecommerce sites infringe patents they now hold or might obtain in the future, and, in most cases, we have agreed to indemnify our customers against claims that our products or the use of our products infringe the intellectual property rights of third parties. See “Risk Factors—We could be required to stop selling or using a product or service and/or incur substantial costs as a result of any claim of violation of another party’s intellectual property or proprietary rights.”

Employees

As of December 31, 2014 we had 231 employees of which 28 were in transaction processing, 53 were in technology and operations, 67 were in research and development, 45 were in sales and marketing and 38 were in general and administrative positions. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Properties

Our principal corporate offices are located in New York, New York. We currently occupy three floors in New York approximating 28,000 square feet of space under an agreement that expires in November 2020. We occupy an additional leased facility, approximating 12,000 square feet of space, in Tel Aviv, Israel for our research and development operations. We also lease office space in Dublin, Ireland and Shanghai, China. We believe that our facilities are suitable for our current needs and that additional or substitute space will be readily available, on commercially reasonable terms, as needed to support the expansion of our business.

Legal Proceedings

We are subject to various legal proceedings that have arisen or may arise in the ordinary course of business. Although some of these proceedings may result in adverse decisions or settlements, we believe that the final disposition of such matters will not have a material effect on our business or consolidated financial statements. For information concerning our indemnification obligations to customers against which patent infringement claims have been or may be asserted, see “Risk Factors under Item 1A of this Annual Report on Form 10-K—We could be required to stop selling or using a product or service and/or incur substantial costs as a result of any claim of violation of another party’s intellectual property or proprietary rights.”

Available Information

We maintain an internet website at www.borderfree.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. We also make available on our website the charters of our audit committee, compensation committee and nominating and corporate governance committee, as well as our corporate governance guidelines

ITEM 1A—Risk Factors

You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K and in our other public filings. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Our Industry

We have incurred operating losses in recent fiscal periods and may be unable to sustain profitability, which may negatively impact our ability to achieve our business objectives.

We incurred operating losses in certain recent fiscal periods. We reported net loss of $3.1 million and $0.7 million for 2014 and 2013, respectively, however, we cannot assure you that we will be profitable in the future. As of December 31, 2014, our accumulated deficit was $19.5 million. We expect to continue to make future expenditures to develop and expand our business that may result in us incurring future losses. In addition, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to sustain future profitability. Our recent growth in revenue and number of customers may not be sustainable, and we may not achieve sufficient revenue to maintain profitability if our growth slows or we lose customers or have customers reduce their sales volume on our platform. We may incur significant losses in the future for a number of reasons, including the other risks described in these Risk Factors, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. For example, one of our strategies is to substantially increase the number of carriers and logistics hubs. If we fail to manage growth and additional complexity in our logistics network, our ability to reduce our fulfillment costs and increase sales conversion could be adversely affected. Additionally, we may experience fluctuations in foreign currencies which could reduce cross-border trade which in turn could adversely affect the sales volume on our platform. Accordingly, we may not be able to maintain profitability and we may incur significant losses for the foreseeable future.

Our limited history as a comprehensive global ecommerce platform makes it difficult to evaluate our current business and future prospects.

In 2008, we changed our business and began offering a comprehensive solution that allows U.S. retailers to transact with consumers worldwide. We have a limited operating history with respect to our current business, which may make it difficult for you to evaluate our current business and our future prospects. For example, the results for the set of customers that we launch each year inherently reflect a distinct group of retailers and consumers and may not be representative of our current or future composite group of retailers and consumers, particularly as we grow and our customer base broadens. In addition, the results for each such customer cohort may reflect unique market and consumer dynamics during the periods covered and may not be indicative of the future performance of such cohort or other cohorts. In recent periods we have experienced significant growth, and have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business. If we do not manage these risks successfully, our business may be adversely impacted.

We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer or the significant reduction of business from our largest customers could significantly reduce our revenue.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers, many of whom can terminate their agreements with us upon 30 to 90 days prior written notice. For example, for the year ended December 31, 2014 transactions with our largest ten customers accounted for an aggregate of approximately 67% our global ecommerce revenue. No individual customer accounted for more than 10% of our total revenue for the years ended December 31, 2014, 2013 and 2012. Additionally, transactions with our top three customers generated approximately 26% of our global ecommerce revenue for the year ended December 31, 2014, approximately 27% for the year ended December 31, 2013 and approximately 31% for the year ended December 31, 2012.

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

International sales generated by our customers processing transactions through our platform are the primary source of both revenue and profit for us. The operating results of, and sales generated from, many of our customers’ internationally focused websites running on our platform are exposed to foreign exchange rate fluctuations. For example, for a U.S. retailer running on our platform, if the U.S. dollar weakens against foreign currencies, the translation of the prices of the retailer’s products into foreign currency denominated transactions would decrease, which may result in increased international sales volumes, revenue and net income for us. Conversely, to the extent the U.S. dollar strengthens against foreign currencies, as experienced in 2014 with the Canadian dollar, Australian dollar, euro and Russian Ruble, and in 2013 with the Australian dollar and the Japanese yen, cross-border trade related to purchases of dollar-denominated goods from our U.S.-based retailers running on our platform by non-U.S. purchasers will likely decrease, which would adversely affect our business, operating results and financial condition. As exchange rates in foreign currencies vary, our net revenue and other operating results may differ materially from expectations. For example, during the second half of 2014, our sales volumes were negatively impacted by the U.S. dollar which strengthened against most major currencies, including the Canadian dollar and Australian dollar, our two largest individual markets in terms of international sales volumes. In addition, if the U.S. dollar continues to strengthen against major currencies (for example, the Canadian dollar, Australian dollar, euro and pound sterling), due to worsening economic conditions, divergence in monetary policies or for any other reasons, our revenue and operating results would be adversely impacted.

Our operating results are subject to seasonal fluctuations that could adversely affect the market price of our common stock.

Our business is seasonal in nature and the fourth quarter is a significant period for our operating results due to the holiday season. In 2014, 2013 and 2012, fourth quarter revenue represented approximately 29%, 32% and 36% of our total annual revenue, respectively. As a result, revenue and income (loss) from operations generally decline (increase) in the first quarter sequentially from the fourth quarter of the previous year.

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

The cost of shipping is one of the largest obstacles to a global consumer completing an online purchase. An important part of our strategy is to improve order submit rates through our efficiencies and cost reductions via improvements and expansion of our logistics and distribution infrastructure and our supply chain. As part of this strategy, we intend to continue reducing the cost of logistics by expanding the number of hubs and carriers in our logistics network. As we continue to expand the number of hubs and carriers, our logistics network will become increasingly complex and operating it may become more challenging. If one or more service providers in our logistics network on whom we rely fail to perform adequately, our ability to optimize and operate our logistics network will be impaired. If we are unsuccessful in continuing to optimize and operate, our logistics network, our fulfillment costs, operating results, financial condition and growth prospects will be adversely affected.

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

We face intense competition in the market for ecommerce applications and services, and we expect competition to intensify in the future. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our business, operating results and financial condition. A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•
existing and potential customers may choose to develop ecommerce applications in-house, rather than pay for our solutions. For example, when they reach sufficient scale and presence in a market to develop an in-country ecommerce solution and house local inventory to make cross-border transactions unnecessary;

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

The ecommerce market is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must continue to enhance and improve our existing solution and we must also continue to introduce new solutions. Any new solutions we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new solutions or enhance our existing solutions or if we fail to price our solutions to meet market demand, our business, operating results and financial condition will be adversely affected. For example, we intend to expand our sales and marketing investments to focus on acquiring mid-size to smaller U.S. retailers by offering self-service options requiring limited integration time, effort and investment. Our efforts to expand our solution to new organization sizes or beyond existing solutions may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which could in turn harm our existing business.

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

Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of full-time employees from 81 as of December 31, 2010 to 231 as of December 31, 2014. We intend to further expand our overall business, customer base, headcount and operations, both domestically and internationally, with no assurance that our business or revenue will continue to grow. Our plan to expand our business will substantially increase the complexity of our efforts to optimize and operate our logistics network, and if we fail to do so, our business and growth strategy will be adversely affected. Creating a global organization and managing a geographically dispersed workforce will continue to require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter, and our operating results. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Our business is sensitive to consumer spending and general economic conditions in the global economy and in the regional markets in which our customers have significant sales.

Consumer purchases of discretionary items may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower, and these risks may be exacerbated for us due to our focus on facilitating the sale of discretionary items. In addition, international end consumers of our customers’ products are concentrated in a limited number of regional markets. Sales originating from our top five international markets, Canada, Australia, the U.K., Russia and Hong Kong, accounted for approximately 61% of our sales volume in 2014. A downturn in the global economy, or in a regional market in which our customers have significant sales, could have a material, adverse effect on consumer purchases, our operating results and our financial position, and a downturn adversely affecting our consumer base could have a disproportionate impact on our business. In addition, fluctuations in the foreign exchange rates of the currencies of one or more of our top five international markets against the U.S. dollar could adversely impact end consumer purchases in those markets and affect our business. See “-Fluctuations in exchange rates of foreign currencies, which may reduce cross-border trade, could harm our business” for further information. There continues to be significant volatility and uncertainty in the global economy. In particular, the current uncertainty in Europe (including concerns that certain European countries may default in payments due on their national debt) and Russia (including concerns over the lack of economic growth spurred by falling oil prices, increased geopolitical risks, and imposed sanctions) and any resulting disruption could adversely impact our net sales revenue derived from these regions and elsewhere unless and until economic conditions improve. Further or future economic downturns may adversely affect traffic at merchant websites and could materially and adversely affect our business, operating results and financial condition.

We are dependent upon consumers’ willingness to use the internet for commerce.

Our solution is focused on enabling international, cross-border ecommerce, and the ecommerce market is less developed in many jurisdictions outside of the United States. Our success depends upon consumers’ continued willingness to use the Internet as a means to purchase goods, communicate, and conduct and research commercial transactions, particularly in markets outside of the United States, where adoption of the Internet and electronic commerce may evolve slowly or may not evolve at all. If consumers became unwilling, less willing or unable to use the Internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet outages or delays, disruptions or other damage to users’ computers, governmental restrictions, increases in the cost of accessing the Internet and security and privacy risks or the perception of such risks, our business, operating results and financial condition could be materially adversely affected. In addition, because our services depend to a significant extent on usage of the Internet by consumers, restrictions on such use by certain countries, such as China and those in the Middle East, may adversely affect our business, operating results and financial condition.

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

We manage our services and serve all of our customers from multiple third-party data center facilities. While we engineer and architect the actual computer and storage systems upon which our platform runs and deploy them to the data center facilities, we do not control the operation of these facilities. Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. At least one of our data facilities is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. In addition, the owners of our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses.

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

We have formed strategic partnerships with global marketing partners, including payment processors, to expand the reach of our customers to end consumers through the variety of marketing channels offered by these partners. If we are unsuccessful in maintaining our relationships with these third parties or establishing relationships with others in the future, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

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

Our principal research and development operations are located in Israel. Accordingly, political, economic and military conditions in Israel may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries. Acts of terrorism periodically occur which could affect our operations or personnel. Ongoing or revived hostilities or other factors related to Israel could harm our operations and research and development process and could impede our ability to execute our plan of operations, and wars and acts of terrorism have resulted in damage to the Israeli economy, including reducing the level of foreign and local investment. Most recently, in July 2014, an armed conflict, which included rocket strikes against civilian targets in various parts of Israel, occurred between Israel and Hamas. Furthermore, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Israeli citizens who have served in the army may be subject to an obligation to perform reserve duty until they are between 40 and 49 years old, depending upon the nature of their military service.

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

As ecommerce continues to evolve, federal and state lawmakers in the US and around the world have adopted and could in the future adopt laws and/or regulations or revise existing regulations covering issues such as user privacy, data security, content, and taxation of products and services. Government regulations could limit the market for our products and services or impose burdensome requirements that render significant costs on our business or even make our business unprofitable. Our ecommerce solutions enable our customers to collect, manage and store a wide range of consumer data, including, without limitation, personal information. The United States and various state governments have adopted or proposed laws that regulate in various ways the collection, distribution, storage, security and/or use of personal information. Many foreign jurisdictions, including, without limitation, member states of the European Union, Canada, Israel, Australia, New Zealand, Japan and many other countries have adopted legislation that regulate the collection, distribution, storage, security and/or use, of personal information and other data. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, or our customers may terminate their relationships with us.

In addition, although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could affect our customers’ ability to use and share certain data with us, potentially reducing demand for our services. Moreover, if future laws and regulations limit our customers’ ability to use and share consumer data or our ability to store, process and share data with our customers over the Internet, demand for our solutions could decrease, our costs could increase, and our operating results and financial condition could be harmed.

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

•
various factors related to disruptions in our hosting network infrastructure, defects in our solutions, privacy and data security compliance challenges and exchange rate fluctuations, each of which is described elsewhere in these risk factors; and

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

•
lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs, and other barriers, including restrictions on advertising practices, regulations governing online services, restrictions on importation of specified or proscribed items, importation quotas, consumer protection laws, enforcement of intellectual property rights, laws dealing with consumer privacy, data security and data protection, encryption, and restrictions on pricing or discounts;

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

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our operations as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

If we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our initial public offering, we began the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We are testing our internal controls in connection with management’s certification related to internal controls as of December 31, 2014 and, as part of that documentation and testing, identifying areas for further attention and improvement. We have been recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

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

We may acquire complementary services, technologies or businesses as part of our business strategy. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. For example, in January 2015 we completed an acquisition of Bundle Tech Limited. Negotiating these types of transactions is often time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, transactions, even if undertaken and announced, may not close.

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

We contract for insurance to cover certain potential risks and liabilities, such as general liability, directors' and officers' liability and marine cargo and warehouse losses. It is possible that we may not be able to obtain enough insurance to meet our needs, may have to pay very high prices for the coverage we do obtain, have very high deductibles, may not be able to, or may choose not to, acquire any insurance for certain types of business risk. For example, while we maintain standard marine cargo and warehouse insurance that is intended to cover shipping and transportation losses, many events, such as downtime of our platform resulting in significant losses for us and our customers, are not insured and may not be insurable. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our business, operating results and financial condition could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our business, operating results and financial condition could be negatively affected. Additionally, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be incurred in the future. There can be no assurance that our insurance will be adequate to protect us from pending and future claims. In addition, we are required to maintain insurance coverage under some of our agreements with our clients. If we are not able to or do not maintain the required insurance coverage, we could breach those agreements.

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

We could be an “emerging growth company” for up to five years following completion of our initial public offering, which occurred in March 2014, although if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Complying with public company reporting and other obligations may strain our financial and managerial resources, particularly after we cease to be an "emerging growth company."

Public company reporting, compliance and corporate governance requirements result in significant initial and continuing legal, accounting, administrative and other costs and expenses. For example, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including mandated corporate governance practices such as director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. In addition, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. As a relatively new public company, these requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of approximately $7.6 million and $3.7 million, respectively. The annual use of our net operating losses may be limited following certain ownership changes under provisions of the Internal Revenue Code of 1986, as amended, and applicable state tax law. We have not completed a study to assess whether an ownership change occurred as a result of our initial public offering, or whether there have been one or more ownership changes since our inception, due to the costs and complexities associated with such study. Accordingly, our ability to use our net operating loss carryforwards to reduce future tax payments may be currently limited or may be limited as a result of our initial public offering or any future issuance of shares of our stock.

Risks Related to Data Security and Our Intellectual Property

Security and privacy breaches may hurt our business.

In connection with our business, we collect certain personally identifiable information, or personal information, from our customers. Some of this information includes sensitive and/or regulated information, such as credit card information or other payment details. We believe that we take reasonable steps to protect the privacy, security, integrity and confidentiality of the information we collect, use, store, and disclose, but there is no guarantee that inadvertent or unauthorized data access or use will not occur despite our efforts. For example, the personal information and other data that we collect may be subject to unauthorized access, as a result of software bugs, hacking, technical malfunctions, employee error or malfeasance, and/or other factors. Any unauthorized access or use of personal information and other customer data, virus or similar breach or disruption to our, our customers’, or our partners’ systems and security measures as a result of third-party action, employee error, malfeasance or otherwise could result in loss of personal information or other confidential information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, the triggering of obligations to indemnify our customers for any losses that they sustain, financial penalties, litigation, regulatory investigations, and other significant liabilities.

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

We collect, use, store, and disclose personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy and data security. Our actual or perceived failure to comply with such obligations could harm our business.

As part of our ecommerce solution that we offer to our customers, we collect, use, store, and disclose personal information and other customer data, including consumers’ mailing addresses, email addresses, phone numbers and other contact information, bank account numbers, credit and debit card information, identification numbers and images of government identification cards. We use this data to provide our services to our customers. We also aggregate this data and conduct data analytics based on this aggregated data to gain insights on the global consumer and formulate data-driven marketing and merchandising strategies. As a result, we are required to comply with certain privacy and data security requirements, including the Payment Card Industry Data Security Standards and U.S. state laws concerning privacy and security of personal information. In addition, the European Union, or EU, has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. There are also numerous other federal, state and local laws around the world regarding privacy and the collection, usage, storage, disclosure and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other applicable rules. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules, our business practices, or our contractual commitments to our customers.

The regulatory framework for privacy and data security issues worldwide is evolving. The U.S. federal government and various state governments have adopted or proposed limitations on the collection, use, storage and disclosure of personally identifiable information. Numerous foreign jurisdictions, including all countries that are member states of the EU, have adopted legislation that impose stringent restrictions on the collection, usage, storage, disclosure, security and deletion of personal information. In addition, individual EU member states have had discretion with respect to their interpretation and implementation of certain requirements of European Directives. This has resulted in variation of privacy and data security standards from country to country within the European Union. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. A failure to comply fully with applicable foreign legal requirements could result in fines and other liabilities, negative publicity and loss of business.

U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. Within the EU, for example, legislators have proposed a new data protection regulation that would substantially overhaul the 1995 European Union Data Protection Directive. European lawmakers are continuing to evaluate the numerous amendments that have been proposed to the regulation and, as a result, implementation of the new measure may be delayed to 2016 or later. Once implemented, however, the new regulation is expected to introduce stringent operational requirements for processors and controllers of personal information and impose significant penalties for non-compliance. If our privacy or data security measures fail to comply with current or future laws and regulations or our policies, we may be subject to litigation, regulatory investigations, fines, defense costs and other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit our customers’ ability to collect, use, store and share consumer data or our ability to use, store and disclose personal information and/or other data with our customers over the Internet, demand for our solution could decrease, our costs could increase, and our business, operating results and financial condition could be harmed.

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

The market price of our common stock has been and may be volatile in the future.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the past and potential future volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

As of December 31, 2014, our executive officers, directors and greater than 5% stockholders, together with their affiliates, beneficially owned, in the aggregate, approximately 64.6% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. In addition, our credit facility prohibits, and future debt instruments may materially restrict, us from declaring or paying cash dividends on our capital stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate offices are located in New York, New York. We currently occupy three floors in New York approximating 28,000 square feet of space under a lease that expires in November 2020. We occupy an additional leased facility, approximating 12,000 square feet of space, in Tel Aviv, Israel for our research and development operations. We also lease office space in Dublin, Ireland and Shanghai, China. We believe that our facilities are suitable for our current needs and that additional or substitute space will be readily available, on commercially reasonable terms, as needed to support the expansion of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. In addition, from time to time, third parties may assert intellectual property infringement claims against us or our customers in the form of letters and other forms of communication. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock and Price Range of Our Common Stock

Our common stock has traded on NASDAQ under the symbol "BRDR" since March 21, 2014. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on NASDAQ since our initial public offering.

	Fiscal 2014
	High	Low
First Quarter*	$20.00	$17.54
Second Quarter	18.08	11.01
Third Quarter	17.02	12.90
Fourth Quarter	12.72	6.97

* First quarter is from March 21, 2014.
On February 25, 2015, the last reported sale price of our common stock on NASDAQ was $7.51 per share.

Holders of Record

As of February 25, 2014 there were 32 stockholders of record of our common stock (not including beneficial holders of stock held in street name). Because many of our common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our credit facility prohibits, and future debt instruments may materially restrict, us from declaring or paying cash dividends on our capital stock.

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

The net offering proceeds to us, after deducting underwriting discounts totaling approximately $6.4 million and offering expenses totaling approximately $3.2 million, were approximately $82.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of December 31, 2014, we have invested $60.0 million of the proceeds in money market funds and fixed income securities. In January 2015, we used a portion of the net proceeds from our initial public offering to acquire 100% of the equity of Bundle Tech Limited for $22 million cash consideration (See Note 2 of our Consolidated Financial Statements). If we decide in the future to pursue additional strategic acquisitions, we may use our initial public offering proceeds to fund those types of investments.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 21, 2014 pursuant to Rule 424(b)(4) under the Securities Act.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Price Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of Borderfree, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference in such filing.

The following comparative stock performance graph compares the cumulative total stockholder return on our common stock from March 21, 2014 through December 31, 2014 with the cumulative total return of the Russell 2000 Index and the NASDAQ Computer Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 21, 2014 and the reinvestment of all dividends, if any. The comparisons shown in the graph are based upon historical data. The stock price performance reflected on the graph below is not necessarily indicative of future price performance. See the disclosure in Part I, Item 1A. “Risk Factors.”

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this Annual Report on Form 10-K for disclosure relating to our equity compensation plans.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

We have derived the selected consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and selected consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated balance sheet data as of December 31, 2014 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$125,492	$110,457	$81,384
Operating expenses(1):
Cost of revenue	79,287	75,070	55,632
Technology and operations	14,190	9,366	7,601
Research and development	8,936	6,656	4,545
Sales and marketing	11,847	10,028	5,729
General and administrative	13,565	9,567	6,754
Total operating expenses	127,825	110,687	80,261
Income (loss) from operations	(2,333)	(230)	1,123
Interest and other income, net	586	1,406	1,205
Loss on change in fair value of warrants	(964)	(1,496)	(1,828)
Income (loss) before income taxes	(2,711)	(320)	500
Provision for income taxes	397	334	308
Net income (loss)	$(3,108)	$(654)	$192
Excess consideration paid for convertible preferred stock repurchases	—	—	(250)
Net loss attributable to common stockholders —basic and diluted	$(3,108)	$(654)	$(58)
Net loss per share attributable to common stockholders:
Basic	$(0.12)	$(0.15)	$(0.02)
Diluted	$(0.12)	$(0.15)	$(0.02)
Weighted average common shares outstanding:
Basic	25,765,819	4,255,775	3,598,507
Diluted	25,765,819	4,255,775	3,598,507

(1) Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of revenue	$23	$8	$—
Technology and operations	557	210	60
Research and development	613	350	55
Sales and marketing	1,262	469	101
General and administrative	1,612	370	107
Total stock-based compensation	$4,067	$1,407	$323

	As of December 31,
	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$99,188	$43,599
Working capital (2)	105,065	19,276
Total assets	161,717	72,313
Total liabilities	45,290	43,653
Convertible preferred stock	—	41,937
Total stockholders’ equity (deficit)	116,427	(13,277)

(2) We define working capital as current assets less current liabilities

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a market leader in global ecommerce, operating a proprietary technology and services platform to enable U.S. retailers to transact with consumers in more than 100 countries and territories worldwide. The market opportunity for international cross-border ecommerce is large and significantly under-monetized by U.S. retailers today. Many U.S.-based online retailers view international expansion as important to their overall business strategies, yet international ecommerce revenues are limited today for many of these retailers.

We believe Borderfree delivers the most comprehensive cross-border ecommerce solution available through a single unified platform enabling retailers to capitalize on the large cross-border market opportunity. Our customers, the retailers and brands that integrate our solution, use our highly scalable Borderfree platform to develop a seamless global ecommerce business across web, mobile and in-store channels to transact with international shoppers, who we refer to as consumers. Borderfree manages all aspects of the international shopping experience, including site localization, multi-currency pricing, payment processing, fraud management, landed cost calculation, customs clearance and brokerage, and global logistics services while maintaining the integrity of our customers’ brands and the consumer experience. Our integrated cross-border solution enables retailers to begin selling internationally typically within 90 days without the need to invest in expensive infrastructure, software, in-house compliance expertise or international vendor relationships. In addition, as a result of our scale and experience in international ecommerce, we have amassed a substantial amount of data that enables us to provide actionable marketing and merchandising insights to our customers to help grow their global sales.

Key milestones in our history include:

•
in 1999 our company was founded and we began offering a patented foreign exchange technology solution that allowed ecommerce retailers to automatically present and settle transactions in the preferred currencies of their global consumers, which we refer to as our Global Settlement Services, or GSS, business;

•	in 2008, we developed and launched a comprehensive global ecommerce technology and service offering that forms our platform today and in 2009 renamed our company FiftyOne;

•	in August 2011, we sold our GSS business;

•	in March 2012 we acquired the Borderfree business unit of Canada Post Corporation which we refer to as CPBF;

•	in 2013 we renamed our company Borderfree;

•	in March 2014 we closed our IPO whereby our shares became publicly available for trade on NASDAQ; and

•	in January 2015 we acquired Bundle Tech Limited.

We generate revenue from the provision of ecommerce and fulfillment services which are directly attributable to the GMV processed through our platform. We derive ecommerce revenue from fees paid to us by our customers based on a percentage of their total gross international sales, which represents the portion of GMV related to retail product volume processed through our technology and services platform. At December 31, 2014, substantially all of our customers were U.S.-based retailers engaged in international cross-border ecommerce. Substantially all of the customers acquired in our 2012 acquisition of CPBF were U.S.-based retailers and have been integrated into our existing platform as of December 31, 2014. Our primary goal of the acquisition was to expand our customer base. Our acquisition of CPBF did not materially alter our existing business. Our revenue increased from $81.4 million for the year ended December 31, 2012 to $110.5 million for the year ended December 31, 2013, an increase of $29.1 million, or 36%. Our revenue increased from $110.5 million for the year ended December 31, 2013 to $125.5 million for the year ended December 31, 2014, an increase of $15.0 million, or 14%. Our customer contracts typically have multi-year initial terms ranging from one to four years, followed by one-year renewal periods. We generate additional ecommerce revenue from foreign exchange services and consumer service fees for transactional related activity from consumers who visit our customers’ websites and make a purchase. We also derive, from the consumer, fulfillment services revenue from international shipping, handling, and other global logistics services resulting from the ecommerce transactions processed through our platform.

We provide our ecommerce and fulfillment services using an asset-light model that allows us to scale our business to serve additional customers and markets and process additional GMV with minimal capital expenditures. We do not own or operate any distribution centers or warehouses. We work with third-party logistics providers for hub processing and international delivery services to process and transport products to the consumer, paying only a volume-based fee which varies with our customers’ sales volume. We also do not own or operate any consumer support centers, as our customers handle consumer service calls.

Our strategy is to continue to grow GMV with our existing customers by (1) improving sales conversion through an enhanced experience for international consumers, (2) acquiring new consumers and driving qualified site traffic through strategic partnerships, and (3) further leveraging our data asset, consumer insights and analytics capabilities to drive marketing and merchandising strategies for our customers. We intend to continue to reduce our cost of revenue by expanding our third-party logistics hub and carrier network to improve efficiency and reduce costs and introducing new lower cost delivery options. Additionally, we plan to acquire more customers by proactively targeting U.S. and U.K. retail brands with global appeal such as large department stores, branded retailers and emerging consumer brands, and by expanding our addressable market to a wider range of customers, including smaller retailers, that are adopting a cross-border sales strategy. As we execute this strategy, we plan to make continued investments in our technology and services platform, logistics infrastructure and services and sales and marketing initiatives.

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

Key Metrics

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Gross merchandise volume	$546,734	$447,836	$301,696
Adjusted EBITDA	5,846	3,462	2,890
Adjusted EBITDA as a percentage of revenue	4.7%	3.1%	3.6%

	As of December 31,
	2014	2013
Number of customers	96	91
Number of customer ecommerce sites	171	158

We monitor and analyze a number of key metrics to measure our operating performance, evaluate growth trends, establish budgets and financial projections, and formulate strategic plans.

Gross Merchandise Volume

For the year ended December 31, 2014 we processed $546.7 million of GMV on our platform, representing an increase of 22.1% as compared to the year ended December 31, 2013. We define GMV as the total dollar value of orders, net of returns, inclusive of product value, shipping and handling, and duty and value added taxes, processed through our platform, and shipped to international consumers. Since our revenue and cost of revenue are directly attributable to the level of GMV processed through our platform we believe that GMV is an indicator of the growth and scale of our business, customer acquisition and retention, existing customer sales growth, the value of executing our strategic initiatives and our ability to project future operating results.

Number of Customers

Our customers are U.S.-based brands, such as large department stores, established and emerging consumer brands, specialty retailers and online only retailers. We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our number of customers at the end of a particular period as the number of customers that are under contract with us, and processing international cross-border sales volumes on our platform during such period. As of December 31, 2014 we had 96 customers operating on our platform.

Number of Customer Ecommerce Sites

Many of our customers operate multiple ecommerce sites. Since we derive a portion of our global ecommerce services revenue from fees paid to us by our customers based on a percentage of their sales generated through our platform we believe the total number of customer ecommerce sites operating on our platform in a particular period is an indicator of the growth of our business and the diversification of our customer and revenue base. As of December 31, 2014, our platform was powering the global expansion of 171 ecommerce sites for our 96 customers.

Adjusted EBITDA

We present and evaluate Adjusted EBITDA because we believe it is a useful measure to assess the operating performance of our business without the effect of depreciation and amortization, interest expense, provision for income taxes, stock-based compensation expense, loss on change in fair value of warrants, forgiveness of notes receivable from stockholders, other income related to GSS, acquisition costs and the recognition of non-recurring duty drawback claims earned in the current period as a result of gaining approval from a governmental agency in 2014 to submit duty drawback claims related to certain consumer returns. Our use of Adjusted EBITDA as a key metric permits a comparative assessment of our operating performance, relative to our performance based on GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to our operating performance.

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

The following table presents a reconciliation of net loss to non-GAAP net loss for each of the periods indicated:

	Years Ended December 31,
Reconciliation of Net Income (Loss) to Non-GAAP Net Income	2014	2013	2012
	(In thousands)
Net income (loss)	$(3,108)	$(654)	$192
Stock-based compensation expense	4,067	1,407	323
Forgiveness of notes receivable from stockholders	629	—	—
Loss on change in fair value of warrants	964	1,496	1,828
Other income-GSS	(701)	(1,380)	(1,023)
Acquisition costs	338	—	—
Non-recurring duty drawback	(781)	—	—
Non-GAAP net income	$1,408	$869	$1,320

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
Reconciliation of Net Income (Loss) to Adjusted EBITDA	2014	2013	2012
	(In thousands)
Net income (loss)	$(3,108)	$(654)	$192
Depreciation and amortization	3,926	2,285	1,444
Interest expense (income)	115	(26)	(182)
Provision for income taxes	397	334	308
Stock-based compensation expense	4,067	1,407	323
Forgiveness of notes receivable from stockholders	629	—	—
Loss on change in fair value of warrants	964	1,496	1,828
Other income-GSS	(701)	(1,380)	(1,023)
Acquisition costs	338	—	—
Non-recurring duty drawback	(781)	—	—
Adjusted EBITDA	$5,846	$3,462	$2,890

Components of Results of Operations

We operate in one segment, which is international cross-border ecommerce. The key components of our results of operations include:

Revenue

We generate revenue from the provision of ecommerce and fulfillment services which are directly attributable to the GMV processed through our platform. We derive ecommerce revenue from fees paid to us by our customers based on a percentage of their total gross international sales revenue processed through our technology and services platform. In 2014, this revenue driven by customers represented 42% of global ecommerce services revenue. Our customer contracts typically have multi-year initial terms ranging from one to four years, followed by one-year renewal periods. Revenue derived from our customers is recognized upon the delivery of the agreed upon service to the customer.

We generate additional ecommerce revenue from foreign exchange services and consumer service fees for transactional related activity from consumers who transact on our customers’ websites and mobile applications. In 2014, this revenue driven by consumers represented 58% of our global ecommerce services revenue. We derive fulfillment services revenue from international shipping, handling, and other global logistics services resulting from the ecommerce transactions processed through our platform. Revenue related to fulfillment services, foreign exchange and consumer service fees are a function of customer sales and is recognized upon delivery when the risk of loss is transferred to the consumer.

Fulfillment services revenue is paid by both the consumer and our customers for international shipping, handling and other global logistics services based on a price determined by us. In arriving at the price charged, we consider a number of variables including the estimated costs to be incurred, desired margins and promotional considerations to drive GMV. We have latitude in establishing the price charged for fulfillment services to consumers. Incentives may be offered to the consumer including free shipping and flat rate shipping promotions in an effort to drive sales conversion. Typically, when free or discounted shipping is offered, our customer is paying us for the shipping on behalf of the consumer and there is no impact on the overall revenue per order or to the margin per order. Additionally, we may offer free or discounted shipping as an incentive to drive increased volume. These promotions may negatively impact overall pricing per order and margin per order. It is our intention, and our customer’s intention, that such promotions will drive increased order completion rates and greater overall volume. Average fulfillment revenue per order is expected to continue to decrease in subsequent periods as we optimize logistics and pass our savings to the consumer. Given our focus on driving GMV, we have historically managed our business so that the margin impact of fulfillment services is relatively neutral.

We evaluate whether it is appropriate to record ecommerce services and fulfillment services revenue on a gross or net basis. When making this evaluation, if we are not primarily obligated in a transaction, are not subject to inventory risk with respect to markdowns and obsolescence, and do not have latitude in establishing product retail prices or selecting merchandise suppliers, or several but not all of these indicators are not present, revenue is recorded on a net basis. With the exception of fulfillment services revenue, we record all revenue on a net basis. We entered into new fulfillment arrangements with our logistic providers during the first quarter of 2011. Pursuant to these arrangements, we act as the primary obligor to the consumer and we have latitude in establishing pricing and selecting suppliers. As a result, we began reporting fulfillment services revenue and fulfillment costs on a gross basis beginning in 2011.

If a consumer returns their purchase to our customer, we typically refund certain ecommerce services fees related to foreign exchange services to the consumer. At the time of sale, we record a reserve for refunds based upon historical experience. Ecommerce services fees related to transactional related activity which is charged to the consumer are not refunded. Fulfillment costs are typically paid for by the consumer in the event of a return or an exchange.

No individual customer accounted for more than 10% of revenue for the years ended December 31, 2014, 2013 and 2012. The Company’s top 10 customers accounted for approximately 67% of global ecommerce revenue for the years ended December 31, 2014 and 2013, and 71% for the year ended December 31, 2012.

Canada accounted for 32%, 31% and 26% of revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Australia accounted for 14%, 16% and 22% of revenue for the years ended December 31, 2014, 2013 and 2012, respectively. No other individual foreign country accounted for more than 10% of our revenue during these periods. For additional information on revenue by geographic region, see Note 20 to our consolidated financial statements.

Prior to August 2011 we derived multi-currency services revenue from our GSS business. In August 2011, we sold our GSS business and granted the buyer a non-exclusive license to use our GSS software and related patents, as well as an exclusive right to the E4X trademark solely for the purposes of operating the GSS business. We retained all ownership and other rights not specifically granted. We earn an ongoing royalty fee and outsourcing services fees from the buyer that are recognized in the statement of operations as interest and other income, net.

Operating Expenses

Operating expenses consist of cost of revenue, technology and operations, research and development, sales and marketing, and general and administrative expenses. Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant portions of each of technology and operations, research and development, sales and marketing, and general and administrative expenses. We grew from 81 employees at January 1, 2011 to 231 employees at December 31, 2014, and expect to continue hiring new employees to support our anticipated growth. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function. In addition, amortization expense related to the customer relationships and technology acquired as part of our 2012 acquisition of CPBF is allocated within sales and marketing and technology and operations, respectively.

Cost of Revenue

Cost of revenue consists primarily of fulfillment costs, as well as payment processing costs, transaction processing personnel salaries and benefits (fraud prevention, logistics and client service), foreign exchange gain (loss), depreciation expenses for hardware, allocated overhead, allowances related to consumer fraud, chargebacks, parcel losses and other consumer service costs. Fulfillment costs and payment processing costs are driven by the sales made by our customers using our platform and the related GMV. Specifically, fulfillment costs include international shipping, handling and other costs associated with delivering global logistics services. Given our focus on driving GMV, we have historically managed our business so that the margin impact of fulfillment services is relatively neutral. Payment processing costs include fees paid to credit card and other payment service providers for processing consumer payments. Foreign exchange gain (loss) relates to expenses associated with managing the conversion of foreign denominated currencies into U.S. dollars. Consumer fraud, chargebacks, parcel losses and other transactional service costs are provided for at the same time the related revenue is recognized based on historical experience. The number of transaction processing personnel grew from 11 at January 1, 2011 to 28 at December 31, 2014.

We expect that the cost of revenue in absolute dollars may increase in the future depending on the growth rate of our customer’s sales to new and existing consumers and our need to fulfill those sales. We have implemented certain initiatives, including expanding our third-party logistics hub network to improve efficiency and leveraging our scale to negotiate lower shipping and handling costs with our carrier base, to reduce our cost of revenue as a percentage of revenue. However, we expect that the cost of revenue as a percentage of revenue may fluctuate from period to period.

Technology and Operations

Technology and operations expenses consist primarily of personnel and related expenses for our operations staff which includes information technology infrastructure support and platform integration services, amortization expenses associated with capitalized software and definite-lived intangible assets, and allocated overhead. The number of employees in technology and operations grew from 28 at January 1, 2011 to 53 at December 31, 2014.

We expect technology and operations expenses to increase in absolute dollars as we scale our business, although they may fluctuate as a percentage of revenue.

Research and Development

Research and development expenses consist primarily of personnel and related expenses for our product development and research and development staff including salaries, benefits, bonuses and stock-based compensation, the cost of certain third-party contractors, and depreciation expenses for hardware and allocated overhead. The number of employees in research and development functions grew from 17 at January 1, 2011 to 67 at December 31, 2014. The majority of our research and development employees are located in Israel. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. Research and development costs, excluding certain internal use software development costs that qualify for capitalization, are expensed as incurred.

We have focused our research and development efforts on continuously improving our platform, including feature innovation, platform extension and accelerating customer implementations. We believe that continued investment in our technology is important for our future growth, and as a result, we expect research and development expenses to increase in absolute dollars, although they may fluctuate as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales, marketing, customer account management and consumer research and analytics staff, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of marketing and promotional events, corporate communications, online marketing, product marketing and other brand-building activities, amortization expenses associated with definite-lived intangible assets, depreciation expenses for hardware and allocated overhead. The number of employees in sales and marketing functions grew from nine at January 1, 2011 to 45 at December 31, 2014.

We plan to continue to invest in sales and marketing to acquire new customers, drive increases in GMV for our existing customer base and to expand our consumer growth related initiatives. We expect spending in these areas to increase in absolute dollars, although they may fluctuate as a percentage of revenue.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, legal and human resource staffs, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, other corporate expenses, and depreciation expenses for hardware and allocated overhead. The number of employees in general and administrative functions grew from 16 at January 1, 2011 to 38 at December 31, 2014.

We expect our general and administrative expenses to increase as we continue to expand our operations, hire additional personnel to meet the added needs we have as a public company. As a public company, we expect to continue to incur additional expenses related to increased outside legal counsel assistance, accounting and auditing activities, compliance with SEC requirements and enhancing our internal control environment through the adoption and administration of new corporate policies.

Gain from Sale of Business

In March 2011, we sold our GSS business and we granted the buyer a non-exclusive license to use our GSS software and related patents, as well as an exclusive right to the E4X trademark solely for the purposes of operating the GSS business. We retained all ownership and other rights not specifically granted. We earn an ongoing royalty fee and outsourcing services fees from the buyer that are recognized in the statements of operations as interest and other income, net.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income, interest expense, foreign exchange gain (loss) and other financial income (expense). Interest income represents interest received on our cash and cash equivalents and notes receivable from stockholders. Interest expense is associated with our term loan, revolving credit facility and capital leases. Foreign exchange gain (loss) relates to currency translation adjustments of our foreign subsidiaries. Other financial income relates to ongoing royalty fees earned and outsourcing services fees related to GSS.

Provision for Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.

At December 31, 2014, we had federal net operating loss carryforwards of $7.6 million and state net operating loss carryforwards of $3.7 million. The federal and state net operating loss carryforwards are subject to limitations of the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the federal and state net operating loss carryforwards will begin to expire in 2027.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including our past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of December 31, 2014 and 2013, our management does not believe it is more likely than not that the net deferred tax assets relating to U.S. federal and state operations are realizable. As a result, a valuation allowance has been recognized at December 31, 2014 and 2013 to offset the deferred tax assets, as it has been determined that it is more likely than not that all or a portion of the deferred tax assets may not be realized. Given the estimate of future financial results, positive evidence may exist within the next 12 months to support an adjustment to the valuation allowance. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance.

The difference between our U.S. federal statutory income tax rate and our effective tax rate is primarily related to non-deductible amounts related to stock compensation expense, (27.7)%, and loss on change in fair value of warrants, (12.1)%, partially offset by the change in our valuation allowance, 15.9%, and foreign taxes paid,  (13.0)%, for the year ended December 31, 2014. Our effective tax rate was (14.7)% and (104.4)% for the years ended December 31, 2014 and 2013, respectively.

Loss on Change in Fair Value of Warrants

The fair value of our convertible preferred stock warrant liability is re-measured at the end of each reporting period and any changes in fair value are recognized on our statements of operations. In March 2014, the fair value of the warrant liability was $3.6 million upon the closing of the IPO and was reclassified as a component of additional paid-in capital.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes included elsewhere in this Form 10-K are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, operating expenses, interest and other income (expense), net, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that our critical accounting policies and estimates require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. See Note 1 to our consolidated financial statements for a complete discussion of our significant accounting policies. The following reflect the critical accounting policies used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is recognized when the following conditions are satisfied: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred, title has transferred or services are rendered; (3) price is fixed or determinable; and (4) collectability is reasonably assured.

We derive revenue from transactions with our customers and through separate arrangements with the consumers who shop our customers’ websites.

Global ecommerce services revenue includes a fee paid to us by our customers based on a percentage of our customers’ total gross international sales revenue processed through our platform, as well as a fee paid by the consumer related to foreign exchange and other transactional related consumer service fees.

Fulfillment services revenue is paid by both the consumer and our customers for international shipping, handling and other global logistics services.

Multi-currency services revenue includes a fee earned from customers who utilized our foreign exchange settlement solution.

Revenue derived from our customers is recognized upon the completion of the agreed upon service to the customer, which occurs upon the shipment of the parcel from our third-party hub facilities to the consumer. Revenue related to fulfillment services, foreign exchange and other transactional related consumer service fees, is recognized upon delivery when the risk of loss is transferred to the consumer.

We evaluate whether it is appropriate to record revenue on a gross or net basis. When making this evaluation, we consider if we are primarily obligated in a transaction, are subject to inventory risk with respect to markdowns and obsolescence, and have latitude in establishing prices or selecting suppliers. When several, but not all of these indicators are not present, revenue is recorded on a net basis. With the exception of fulfillment services revenue, we record all revenue on a net basis. We entered into new fulfillment arrangements with our logistic providers during the first quarter of 2011. Pursuant to these arrangements, we act as the primary obligor to the consumer and we have latitude in establishing pricing and selecting suppliers. As a result, we began reporting fulfillment services revenue and fulfillment costs on a gross basis in 2011.

We evaluate transactions with customers and consumers for multi-element arrangements and determined that there is a single unit of accounting for transactions with our customers as well as the separate transactions with the consumers. Revenue therefore is recorded upon the deliverable being satisfied with the customer or consumer.

Billings received in advance for services are deferred and recognized as revenue when the conditions noted above are satisfied.

When a consumer returns their purchase to our customer, we typically refund certain ecommerce fees related to foreign exchange services to the consumer. Reserves for such refunds are recorded at the time of sale based upon historical experience. Ecommerce fees paid to us based on a percentage of customer sales generated through our platform are generally not refunded to our customer. Ecommerce fees related to transactional driven consumer service fees are not refunded. Fulfillment costs are typically paid for by the consumer in the event of a return or exchange and are not refunded by us.

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are carried at their original invoice amounts less an allowance for doubtful accounts based on estimated losses resulting from the inability or unwillingness of customers to make required payments. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. Unanticipated events and circumstances may occur that affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill, Intangibles and Long-Lived Assets

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As of December 31, 2014, we have a single reporting unit. Goodwill is not amortized. As required under GAAP, goodwill and indefinite-lived intangibles are reviewed for impairment annually, for us as of October 1, or more frequently whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets. The testing of goodwill and indefinite-lived intangible assets for impairment involves significant use of judgment and assumptions in the determination of fair market value.

In September 2011, the Financial Accounting Standards Board, or FASB, issued accounting guidance that allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment testing of goodwill. We adopted this newly issued authoritative guidance effective January 1, 2012. Among the factors included in the qualitative assessment were general economic conditions and the competitive environment, actual and expected financial performance, including consideration of our revenue growth and improved operating results year-over-year, forward-looking business measurements, external market conditions and other relevant entity-specific events. Based on the results of the qualitative assessment, we concluded that performance of the two-step quantitative impairment test was not necessary. The goodwill on the balance sheet is related to the 2012 acquisition of CPBF. There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

Long-lived assets include property and equipment and long-lived amortizable intangible assets, such as customer relationships, technology, patent rights costs and intellectual property license. We amortize customer relationships and technology over their estimated useful lives, which range from one to eight years, based on the pattern over which we expect to consume the economic benefit of each asset, which in general reflects the expected cash flow from each asset. We amortize patent rights costs and intellectual property license over their useful lives, which range from four to twenty years, on a straight-line basis, as the pattern of consumption of the economic benefit of the asset cannot be reliably determined. We evaluate long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of assets. To evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value.

If the carrying value exceeds the sum of the expected undiscounted cash flows, an impairment loss on the long-lived asset to be held and used is recognized based on the excess of the asset’s carrying value over its fair value, determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. There were no impairments of long-lived assets or amortizable intangible assets in any of the periods presented in the consolidated financial statements.

Accounting for Income Taxes

We are subject to income taxes in both the United States and various foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in determining our provision for income taxes on earnings. Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid.

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply in the years in which the differences are expected to be recovered and settled. The effect on deferred taxes due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. Deferred tax assets are recognized only when it is probable that such assets will be utilized in the future against taxable income, and reduced by a valuation allowance to the extent we believe a portion will not be realized.

We consider many factors when assessing the likelihood of future realization of deferred tax assets, including the cumulative earnings experience and expectations of future taxable income, the carry forward periods available to us for tax reporting purposes and other relevant factors. In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence, giving greater weight to our recent cumulative losses, and lesser weight to our projected financial results due to the challenges of forecasting future periods. Due to the uncertainty surrounding our ability to recognize the reversal of temporary differences, we determined that such deferred tax assets are not more-likely-than-not realizable, thus a full valuation allowance has been established.

We recognize benefits associated with an uncertain tax position in our consolidated financial statements on the basis of a two-step process whereby (1) we determine, based on the technical merits of the position, it is more-likely-than-not that the tax position will be sustainable upon audit and (2) those tax positions that meet the more-likely-than-not threshold are recognized at the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. This involves the identification of potential uncertain tax positions and the evaluation of tax law and an assessment of whether a liability for each uncertain tax position is necessary. When applicable, we record interest expense and penalties on uncertain tax positions as part of income tax expense. There were no uncertain tax positions as of December 31, 2014 and 2013.

Stock-based Compensation

The fair value of each option granted from our various stock option and grant plans was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (1) expected volatility, (2) the expected term of the award, which for options is the period of time over which employees and directors are expected to hold their options prior to exercise, (3) expected dividend yield, (4) a risk-free interest rate and (5) estimated fair value of the underlying common stock.

In determining the fair value of stock-based awards, we used the average volatility of similar publicly traded companies to determine the expected volatility. The expected term of options has been determined using the simplified method which uses the midpoint between the vesting date and the end of the contractual term.  The simplified method has been used since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to a limited period of the Company’s life. The expected term of options for the years ended December 31, 2014, 2013 and 2012 was 6.25 years. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. The risk-free interest rate for periods within the expected life of an award, as applicable, is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. The weighted-average assumptions for dividend yield, expected volatility, risk-free interest rate and expected term are presented in the following table:

	Years ended December 31,
	2014	2013	2012
Dividend yield	—%	—%	—%
Expected volatility	51.90% - 52.69%	48.99%	50.02%
Risk-free interest rate	1.7% - 2.0%	1.4% - 1.8%	0.9% - 1.2%
Expected term—in years	6.25	6.25	6.25

 These assumptions represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, stock-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.

Once we have determined the estimated fair value of our stock-based awards, we recognize the portion of that value that is ultimately expected to vest, taking estimated forfeitures into account. This amount is recognized as an expense over the vesting period of the award using the accelerated method based on the multiple-option award approach. We estimate forfeitures based upon our historical experience and, at each period, review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change. If our actual forfeiture rate is materially less than the estimate, our stock-based compensation expense could be significantly misstated from what we have recorded in the current period and we may be required to adjust the expense.

Emerging Growth Company Status

Section 107 of the Jumpstart Our Small Business Startups Act, or JOBS Act, provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
				(In thousands)
Revenue:
Global ecommerce services	52.4%	48.2%	43.1%	$65,748	$53,268	$35,044
Fulfillment services	47.6	51.8	56.9	59,744	57,189	46,340
Revenue	100.0	100.0	100.0	125,492	110,457	81,384
Operating Expenses:
Cost of revenue	63.2	68.0	68.4	79,287	75,070	55,632
Technology and operations	11.3	8.5	9.3	14,190	9,366	7,601
Research and development	7.1	6.0	5.6	8,936	6,656	4,545
Sales and marketing	9.4	9.1	7.0	11,847	10,028	5,729
General and administrative	10.8	8.7	8.3	13,565	9,567	6,754
Total operating expenses	101.9	100.2	98.6	127,825	110,687	80,261
Income (loss) from operations	(1.9)	(0.2)	1.4	(2,333)	(230)	1,123
Interest and other income, net	0.5	1.3	1.5	586	1,406	1,205
Loss on change in fair value of warrants	(0.8)	(1.4)	(2.2)	(964)	(1,496)	(1,828)
Income (loss) before income taxes	(2.2)	(0.3)	0.6	(2,711)	(320)	500
Provision for income taxes	0.3	0.3	0.4	397	334	308
Net income (loss)	(2.5)%	(0.6)%	0.2%	$(3,108)	$(654)	$192

Comparison of Years Ended December 31, 2014, 2013 and 2012

Revenue for the three years ended December 31, 2014, 2013 and 2012 was $125.5 million, $110.5 million and $81.4 million, respectively. Net loss attributable to common stockholders was $3.1 million, or $0.12 per basic and diluted share for the year ended December 31, 2014 compared to net loss attributable to common stockholders of $0.7 million, or $0.15 per basic and diluted share for the year ended December 31, 2013 versus net loss attributable to common stockholders of $0.1 million, or $0.02 per basic and diluted share for the year December 31, 2012.

Revenue

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Global ecommerce services	$65,748	$53,268	$35,044	$12,480	23.4%	$18,224	52.0%
Percentage of revenue	52.4%	48.2%	43.1%
Fulfillment services	59,744	57,189	46,340	2,555	4.5%	10,849	23.4%
Percentage of revenue	47.6%	51.8%	56.9%
Revenue	$125,492	$110,457	$81,384	$15,035	13.6%	$29,073	35.7%

The increase in global ecommerce services revenue from 2013 to 2014 is primarily attributable to the increase in GMV from $447.8 million for the year ended December 31, 2013 to $546.7 million for the year ended December 31, 2014, an increase of 22.1%. Of this increase in GMV, $53.4 million was attributable to volumes associated with customers operating on our platform during the same comparable periods in the prior year, while the remaining net increase in GMV of $45.5 million represented customer volumes that were not on a comparable basis to the prior year and new volumes from customers launched on our platform during the current year. The increase in fulfillment services revenue was due to an increase in the volume and growth of our business, including an increase in the number of transactions over the prior period as a result of increased GMV and the recognition of $0.8 million related to non-recurring duty drawback claims earned in the current period. The increase in fulfillment services revenue was offset by a reduction in average fulfillment services revenue per order as we have negotiated more favorable rates with our shipping carriers and added shipping options resulting in reduced costs to the consumer. Fulfillment services revenue per order is expected to continue to decrease in subsequent periods as we optimize logistics and pass on our savings to the consumer to increase sales order conversion. Additionally, we had 96 customers and 171 ecommerce sites operating on our ecommerce platform as of December 31, 2014, an increase from 91 customers and 158 ecommerce sites as of December 31, 2013.

The increase in global ecommerce services revenue and fulfillment services revenue in 2013 was primarily attributable to the increase in GMV from $301.7 million for the year ended December 31, 2012 to $447.8 million for the year ended December 31, 2013, an increase of 48.4%. Of this increase in GMV, $80.1 million was attributable to volumes associated with customers operating on our platform during the same comparable periods in the prior year, while the remaining net increase in GMV of $66.0 million represented customer volumes that were not on a comparable basis to the prior year and new volumes from customers launched on our platform during the current year. The growth in fulfillment services revenue, resulting from increases to GMV and the number of orders shipped, was offset by a reduction in average fulfillment revenue per order as we have negotiated more favorable rates with our shipping carriers and added shipping options resulting in reduced costs to the consumer. Additionally, we had 91 customers and 158 ecommerce sites operating on our ecommerce platform as of December 31, 2013, an increase from 84 customers and 133 ecommerce sites as of December 31, 2012.

Operating Expenses

Cost of Revenue

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Cost of revenue	$79,287	$75,070	$55,632	$4,217	5.6%	$19,438	34.9%
Percentage of revenue	63.2%	68.0%	68.4%

The increase in cost of revenue from 2013 to 2014 was primarily attributable to an increase in fulfillment costs of approximately $3.8 million due to increased volumes. Additionally, we incurred higher payment processing costs of approximately $0.8 million associated with higher volumes. We also incurred $0.5 million of increased personnel and related expenses to support our growth. The increase in cost of revenue was partially offset by a $0.9 million decrease in other costs primarily related to consumer fraud and parcel losses. Although total cost of revenue increased, cost of revenue as a percentage of revenue decreased from 68.0% for the year ended December 31, 2013 to 63.2% for the year ended December 31, 2014 as we continue to optimize logistics and further execute other cost reduction initiatives. Total headcount within cost of revenue increased from 22 at December 31, 2013 to 28 at December 31, 2014.

The increase in cost of revenue from 2012 to 2013 was primarily attributable to $11.7 million of increased fulfillment costs, $4.4 million of increased payment processing costs and $3.3 million of increased consumer fraud, chargebacks, parcel losses, foreign exchange servicing costs and other consumer service costs. These increases were driven by increased GMV primarily resulting from an increase in the number of orders processed and shipped through our platform. Total headcount within cost of revenue increased from 11 at December 31, 2012 to 22 at December 31, 2013.

Technology and Operations

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Technology and operations	$14,190	$9,366	$7,601	$4,824	51.5%	$1,765	23.2%
Percentage of revenue	11.3%	8.5%	9.3%

The increase in technology and operations from 2013 to 2014 was primarily attributable to $2.0 million of increased personnel and related expenses for information technology, platform integration and logistics management personnel, and increase of $1.5 million of amortization of capitalized software. Stock-based compensation expense attributable to technology and operations increased $0.3 million. Consulting expenses increased by $0.7 million as a result of costs related to software, business analytics and content delivery networks. Additionally, travel costs and allocated facilities both increased $0.2 million, respectively. Total headcount within technology and operations increased from 47 at December 31, 2013 to 53 at December 31, 2014.

The increase in technology and operations from 2012 to 2013 was primarily attributable to $0.2 million of increased personnel and related expenses for information technology, platform integration and logistics management personnel, $0.9 million of operating infrastructure costs related to our 2012 acquisition of CPBF and $0.6 million of amortization of capitalized software. Stock-based compensation expense increased $0.2 million. Total headcount within technology and operations increased from 46 at December 31, 2012 to 47 at December 31, 2013.

Research and Development

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Research and development	$8,936	$6,656	$4,545	$2,280	34.3%	$2,111	46.4%
Percentage of revenue	7.1%	6.0%	5.6%

The increase in research and development expense from 2013 to 2014 was primarily attributable to $1.2 million of increased personnel and related expenses to improve our platform, including feature innovation and platform extension. Stock-based compensation increased $0.3 million. Rent expense and depreciation expense increased $0.3 million and $0.2 million, respectively. Allocated expenses such as computer accessories, communication expenses and office supplies increased $0.3 million due to an increase in headcount. Total headcount within research and development increased from 49 at December 31, 2013 to 67 at December 31, 2014.

The increase in research and development expense from 2012 to 2013 was primarily attributable to $1.8 million of increased personnel and related expenses to improve our platform, including feature innovation, platform extension and accelerating customer implementations. Stock-based compensation expense increased $0.3 million. Total headcount within research and development increased from 40 at December 31, 2012 to 49 at December 31, 2013.

Sales and Marketing

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Sales and marketing	$11,847	$10,028	$5,729	$1,819	18.1%	$4,299	75.0%
Percentage of revenue	9.4%	9.1%	7.0%

The increase in sales and marketing expenses from 2013 to 2014 was driven primarily by increased personnel for our customer account management and consumer research and analytics staff of $1.3 million. Stock-based compensation expense attributable to sales and marketing increased $0.8 million. Marketing and promotional related expenses also increased approximately $0.5 million. The overall increase was partially offset by a decrease of approximately $0.6 million in consulting expenses as our internal sales and marketing efforts were supplemented with third-party consultants in the prior year. Total headcount within sales and marketing increased from 40 at December 31, 2013 to 45 at December 31, 2014.

The increase in sales and marketing expense from 2012 to 2013 was attributable to $2.9 million of increased investments we made to expand our customer account management, consumer research, and analytics staff to support the increase in the number of customers and related ecommerce sites operating on our platform and to enhance our research and analytics capabilities. In addition, we incurred an additional $1.1 million of increased expense as we supplemented our internal sales and marketing efforts with third-party consultants and increased the use of such resources in 2013 for consumer research, analytics, and growth-related initiatives, such as deploying new business intelligence and database platforms to expand our analytics capabilities. Stock-based compensation expense increased $0.4 million. Total headcount within sales and marketing increased from 31 at December 31, 2012 to 40 at December 31, 2013.

General and Administrative

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
General and administrative	$13,565	$9,567	$6,754	$3,998	41.8%	$2,813	41.6%
Percentage of total revenue	10.8%	8.7%	8.3%

The increase in general and administrative expense from 2013 to 2014 was driven primarily by increased personnel related expenses and other costs to support our transition to a public company. Salaries expense increased approximately $1.9 million as a result of increased headcount. Stock-based compensation expense attributable to general and administrative increased $1.2 million. Public company fees and professional fees increased approximately $0.6 million due to our transition to a public company in 2014. Allocated rent expense and depreciation expense increased $0.2 million and $0.1 million, respectively. Total headcount within general and administrative increased from 31 at December 31, 2013 to 38 at December 31, 2014.

The increase in general and administrative expense from 2012 to 2013 was driven primarily by increased professional fees, consulting, and personnel and related expenses to support our growing business. We incurred increased professional fees and consulting of $1.2 million for accounting, audit, legal and tax services and increased personnel and related costs of $1.3 million as a result of our growth and our pending transition from a private company to a public company. Stock-based compensation expense increased $0.3 million. Total headcount within general and administrative increased from 24 at December 31, 2012 to 31 at December 31, 2013.

Interest and Other Income, Net

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Interest and other income, net	$586	$1,406	$1,205	$(820)	(58.3)%	$201	16.7%
Percentage of revenue	0.5%	1.3%	1.5%

The fluctuation in interest and other income, net, was driven primarily by a change in royalties and outsourcing servicing fees earned as a result of our sale of the GSS business.

Provision for Income Taxes

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Provision for income taxes	$397	$334	$308	$63	18.9%	$26	8.4%
Percentage of revenue	0.3%	0.3%	0.4%

The difference between our U.S. federal statutory income tax rate and our effective tax rate is primarily related to non-deductible amounts related to stock compensation expense, (27.7)%, and loss on change in fair value of warrants, (12.1)%, partially offset by the change in our valuation allowance, 15.9%, and foreign taxes paid,  (13.0)%, for the year ended December 31, 2014. Our effective tax rate was (14.7)% and (104.4)% for the years ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, trade receivables and working capital:

	As of December 31,
	2014	2013
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$99,188	$43,599
Investments	27,555	—
Trade receivables, net	18,031	13,785
Working capital	105,065	19,276

As of December 31, 2014, we had $99.2 million of cash and cash equivalents, of which $2.9 million was held in foreign bank accounts, and $27.6 million in investments in marketable securities. The majority of cash and cash equivalents held in domestic and foreign bank accounts are in excess of government deposit insurance. As a result of the initial public offering, we received net cash proceeds in March 2014 of approximately $85.6 million.

Our cash and cash equivalents at December 31, 2014 were held for working capital purposes. We believe we have sufficient working capital and liquidity to support our operations, growth strategies and the associated capital investments needed to expand our operations for at least the next 12 months. In January 2015, we used a portion of the net proceeds from our initial public offering to fund our acquisition of Bundle Tech Limited. If we decide in the future to pursue additional strategic acquisitions, we may use our initial public offering proceeds to fund those types of investments.

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

On October 29, 2013, we modified the terms of the Credit Facility with SVB to adjust the financial covenant requirements for future quarters to levels that are aligned with our operating and financial targets. Financial covenants include maintenance of an adjusted quick ratio, defined as the ratio of current assets to current liabilities, inclusive of outstanding letters of credit, and minus the current portion of deferred revenue, of at least 1.20 to 1.00 and a minimum net income. As of December 31, 2014, we were in compliance with the terms and covenants of the Credit Facility. There were no revolver borrowings and there was $1.6 million of letters of credit outstanding as of December 31, 2014.

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

Historical Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$4,547	$21,237	$5,933
Net cash used in investing activities	(33,377)	(3,801)	(2,834)
Net cash provided by (used in) financing activities	84,419	(1,313)	12,065
Net increase in cash and cash equivalents	$55,589	$16,123	$15,164

Net Cash Provided by Operating Activities

Cash flows provided by operating activities consist primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net. Our cash flows from operations are largely dependent on increased GMV generated from our customers’ ecommerce sites. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of initiatives including curtailment of expansion and cutting discretionary spending.

Cash flows provided by operating activities during the year ended December 31, 2014 were $4.5 million, consisting of net loss of $3.1 million offset by non-cash items which included stock-based compensation of $4.1 million, depreciation and amortization of $3.9 million, change in the fair value of warrants of $1.0 million and forgiveness of notes receivable from stockholders of $0.4 million. Working capital sources of cash included (1) a $2.0 million increase in trade payables, and (2) a $2.2 million increase in accrued expenses and other, and (3) a $0.2 million increase in liability for employee rights upon retirement. The working capital sources of cash were offset by a $4.2 million increase in trade receivables primarily due to increases in volume across merchant receivables and credit card receivables and $1.8 million due to increases in other assets.

Cash flows provided by operating activities during the year ended December 31, 2013 were $21.2 million, consisting of net loss of $0.7 million and non-cash items which included a change in the fair value of warrants of $1.5 million, stock-based compensation of $1.4 million and depreciation and amortization of $2.3 million. Working capital sources of cash during the year ended December 31, 2013 included (1) a $12.3 million increase in trade payable, accrued expenses and other liabilities primarily attributable to increased fulfillment, duty and VAT costs, (2) a $1.5 million decrease in trade receivables primarily driven by accelerated collections from merchants, (3) a $3.0 million decrease in other current assets primarily attributable to a decrease in advance payment processors, net of, (4) a $0.1 million decrease in Israeli employee obligations.

Cash flows provided by operating activities for the year ended December 31, 2012 were $5.9 million, consisting of net income of $0.2 million partially offset by non-cash items including a change in the fair value of warrants of $1.8 million, stock-based compensation of $0.3 million, and depreciation and amortization of $1.4 million. Working capital sources of cash for 2012 were related to an increase in accounts payable, accrued expenses and other liabilities of $12.4 million primarily related to costs incurred but not paid for logistics related fulfillment costs incurred during the three months ended December 31, 2012 and a $0.4 million increase in Israeli employee obligations. These sources of cash were partially offset by (1) an increase in trade receivables of $7.7 million primarily attributable to GMV growth and (2) an increase in other current assets of $2.9 million primarily attributable to advance payments with payment processors.

Net Cash Used in Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures for information technology infrastructure and capitalized software development as well as purchases of marketable securities. Cash flows provided by investing activities consist primarily of proceeds from the sale of the GSS business.

Cash flows used in investing activities during the year ended December 31, 2014 were $33.4 million, primarily consisting of purchases of investments of $27.6 million, $6.1 million of capitalized software development and equipment costs, restricted cash of $0.1 million, and amounts funded for employee retirement fund of $0.1 million partially offset by $0.5 million of proceeds related to the receivable from the sale of the GSS business.

Cash flows used in investing activities during the year ended December 31, 2013 were $3.8 million. This consisted of $1.6 million of purchased property and equipment and $3.3 million of capitalized software development costs, and $0.1 million of cost related to a patent licensing agreement. The overall usage of cash was partially offset by $1.0 million of proceeds related to the receivable from the sale of the GSS business and $0.2 million for Israeli employee obligations.

Cash flows used in investing activities for the year ended December 31, 2012 were $2.8 million. The source of cash is related to $3.0 million of payments related to the receivable from the sale of the GSS business. This was partially offset by $2.0 million for the acquisition of CPBF, $1.9 million to purchase property and equipment, $1.7 million of capitalized software development cost, $0.2 million for Israeli employee obligations, and $0.1 million of expenditure related to a patent licensing agreement.

Net Cash Provided by (Used in) Financing Activities

During 2014, cash flows provided by financing activities consist primarily of the net proceeds from the closing of the IPO. Cash flows used for financing activities consist primarily of offering costs related to the IPO.

Cash flows provided by financing activities during the year ended December 31, 2014 were $84.4 million, consisting primarily of $85.6 million of proceeds from the IPO, net of underwriting discounts and commissions, as well as $0.4 million of proceeds from exercises of stock options, offset by $1.6 million of cash payments related to offering costs for accounting, legal and printing expenses.

Cash flows used in financing activities during the year ended December 31, 2013 were $1.3 million. This primarily consisted of $1.6 million of deferred offering costs. Additionally, proceeds from exercises of stock options were $0.4 million partially offset by payments on capital leases of $0.1 million. During the fourth quarter of 2013, we drew down $10.0 million from the revolving credit facility to support working capital needs during the fourth quarter holiday season and subsequently repaid the $10.0 million prior to the end of the year.

Cash flows provided by financing activities for the year ended December 31, 2012 were $12.1 million. Sources of cash included (1) $12.4 million from the issuance of 2,942,978 shares of Series E convertible preferred stock, (2) proceeds of $2.0 million from the revolving credit facility to consummate the CPBF acquisition, (3) $0.4 million of proceeds from the exercise of warrants in full issued to Plenus Technologies Ltd. allowing for the purchase of 575,283 shares of our Series C preferred stock, and (4) $0.1 million from the exercise of stock options. This was partially offset by (1) a $2.4 million repayment of long-term debt and (2) a $0.4 million aggregate repurchase of portions of Series A and Series C preferred stock.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under leases for our office space. The following table summarizes these contractual obligations at December 31, 2014:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$25,887	$1,893	$6,834	$7,202	$9,958

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

At December 31, 2014 we had cash and cash equivalents of $99.2 million and $27.6 million of investments in marketable securities. We do not believe our cash and cash equivalents and investments have significant risk of default or illiquidity. We maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of government deposit insurance. We cannot be assured that we will not experience losses on these deposits.

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

Our existing credit facility accrues interest at a variable rate and we are exposed to market risks relating to changes in interest rates if we have a meaningful large outstanding balance. At December 31, 2014, the interest rate on our credit facility was 5.0% which, in accordance with the terms of our existing credit facility, was based on the lender’s prime rate plus 1.0%. There were no borrowings outstanding under our credit facility as of December 31, 2014. We do not currently have any interest rate hedging activities in place but may in the future engage in hedging activities if market conditions change. We do not, and do not intend to, engage in the practice of trading derivative securities for profit. A 10% increase or decrease in our current interest rate would not have a material effect on our interest expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages F-1 through F-38 of this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information required by this item is incorporated by reference to the information disclosed under the caption "Board of Directors and Management" in our Proxy Statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information disclosed under the caption “Executive and Director Compensation and Related Matters” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information disclosed under the caption “Executive and Director Compensation and Related Matters” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information disclosed under the caption “Board of Directors and Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information disclosed under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Financial Statements and Schedule: See page F-1 of this Annual Report on Form 10-K

Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

BORDERFREE, INC.

Date:	February 27, 2015
By:	/s/ Michael DeSimone
Name	Michael A. DeSimone
Title:	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of Borderfree, Inc., hereby severally constitute and appoint Michael A. DeSimone and Edwin A. Neumann, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Borderfree, Inc. to comply with the provisions of the Securities Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the respective dates below.

Signature	Title	Date

/s/ Michael A. DeSimone		February 27, 2015
Michael A. DeSimone	Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Edwin A. Neumann		February 27, 2015
Edwin A. Neumann	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Daniel T. Ciporin		February 27, 2015
Daniel T. Ciporin	Chairman of the Board of Directors

/s/ William G. Bock		February 27, 2015
William G. Bock	Director

/s/ Stephen J. Getsy		February 27, 2015
Stephen J. Getsy	Director

/s/ Isaac Hillel		February 27, 2015
Isaac Hillel	Director

/s/ Beth Pritchard		February 27, 2015
Beth Pritchard	Director

/s/ George H. Spencer, III		February 27, 2015
George H. Spencer, III	Director

/s/ Ofer Timor		February 27, 2015
Ofer Timor	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2 (2)	Amended and Restated Bylaws of the Registrant
4.1 (3)	Form of Common Stock certificate of the Registrant
4.2 (4)	Fifth Amended and Restated Investors’ Rights Agreement, dated March 10, 2014
10.1 (5)#	Forms of Director Indemnification Agreement and Executive Officer Indemnification Agreement
10.2 (6)#	2011 Stock Option and Grant Plan and forms of option agreements thereunder
10.3 (7)#	2014 Stock Option and Incentive Plan and forms of option agreements thereunder
10.4 (8)#	Non-Employee Director Compensation Policy
10.5 (9)#	Senior Executive Cash Incentive Bonus Plan
10.6 (10)	Agreement of Lease, dated February 14, 2012, as amended on March 20, 2013, between the Registrant and 292 Madison Avenue Leasehold LLC
10.7 (11)	Second Amended and Restated Loan and Security Agreement, dated July 24, 2014, between the Registrant and Silicon Valley Bank
21.1 (12)	List of Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4) Filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2014, and incorporated herein by reference.

(5) Filed as Exhibit 10.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2014, and incorporated herein by reference.

(6) Filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference.

(7) Filed as Exhibit 10.3 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2014, and incorporated herein by reference.

(8) Filed as Exhibit 10.4 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2014, and incorporated herein by reference.

(9) Filed as Exhibit 10.5 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2014, and incorporated herein by reference.

(10) Filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference.

(11) Filed as Exhibit 10.5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference.

(12) Filed as Exhibit 21.1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference.

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

# Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Borderfree, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Borderfree, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2015

BORDERFREE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except par value and share data)

	At December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$99,188	$43,599
Investments	27,555	—
Trade receivables, net of allowances of $40 and $71 at December 31, 2014 and 2013, respectively	18,031	13,785
Short term receivable from sale of business	629	742
Prepaid expenses and other	3,107	3,056
Total current assets	148,510	61,182
Restricted cash and deposits	482	288
Employee rights upon retirement funds	896	897
Receivable from sale of business	77	476
Property and equipment, net	10,310	7,667
Goodwill	265	265
Intangible assets, net	957	1,262
Other assets	220	276
Total assets	$161,717	$72,313
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Trade payables	$30,483	$28,508
Deferred revenue	1,781	1,080
Current maturity of long term debt	14	32
Accrued expenses and other	11,167	12,286
Total current liabilities	43,445	41,906
Liability for employee rights upon retirement	1,514	1,454
Long term debt	—	14
Other long term liabilities	331	279
Total liabilities	45,290	43,653
Commitments and contingencies - See Note 11
Convertible preferred stock:
Series A, convertible preferred stock, $0.01 par value; 0 and 2,108,107 shares authorized at December 31, 2014 and December 31, 2013, respectively; 0 and 1,999,438 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	7,004
Series B, convertible preferred stock, $0.01 par value; 0 and 2,654,307 shares authorized at December 31, 2014 and December 31, 2013, respectively; 0 and 2,413,006 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	2,573
Series C, convertible preferred stock, $0.01 par value; 0 and 14,400,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 0 and 14,089,918 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	15,095
Series D, convertible preferred stock, $0.01 par value; 0 and 9,500,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 0 and 8,822,063 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	4,859
Series E, convertible preferred stock, $0.01 par value; 0 and 2,942,978 shares authorized at December 31, 2014 and December 31, 2013, respectively; 0 and 2,942,978 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	12,406
Total convertible preferred stock	—	41,937
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 200,000,000 and 49,500,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 32,187,236 and 4,843,612 shares issued at December 31, 2014 and December 31, 2013, respectively; 31,947,716 and 4,604,092 shares outstanding at December 31, 2014 and December 31, 2013, respectively	322	48
Additional paid in capital	136,260	4,132
Notes receivable from stockholders	—	(429)
Accumulated other comprehensive loss	(19)	—
Treasury stock, at cost	(600)	(600)
Accumulated deficit	(19,536)	(16,428)
Total stockholders’ equity (deficit)	116,427	(13,277)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$161,717	$72,313

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$125,492	$110,457	$81,384
Operating expenses:
Cost of revenue	79,287	75,070	55,632
Technology and operations	14,190	9,366	7,601
Research and development	8,936	6,656	4,545
Sales and marketing	11,847	10,028	5,729
General and administrative	13,565	9,567	6,754
Total operating expenses	127,825	110,687	80,261
Income (loss) from operations	(2,333)	(230)	1,123
Interest and other income, net	586	1,406	1,205
Loss on change in fair value of warrants	(964)	(1,496)	(1,828)
Income (loss) before income taxes	(2,711)	(320)	500
Provision for income taxes	397	334	308
Net income (loss)	$(3,108)	$(654)	$192
Excess consideration paid for convertible preferred stock repurchases	—	—	(250)
Net loss attributable to common stockholders — basic and diluted	$(3,108)	$(654)	$(58)
Net loss per share attributable to common stockholders — basic and diluted	$(0.12)	$(0.15)	$(0.02)

Weighted average common shares outstanding:
Basic	25,765,819	4,255,775	3,598,507
Diluted	25,765,819	4,255,775	3,598,507

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$(3,108)	$(654)	$192
Other comprehensive loss:
Net unrealized losses on investments on available-for-sale securities occurring during the period	(19)	—	—
Comprehensive income (loss)	$(3,127)	$(654)	$192

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands except share data)

	Common Stock		Additional paid-in capital	Notes receivable from stockholders	Treasury Stock		Accumulated other comprehensive loss	Accumulated deficit	Total
	Amount	Shares			Amount	Shares
Balance at January 1, 2012	$28	2,827,052	$1,843	$(146)	$(600)	(239,520)	$—	$(15,966)	$(14,841)
Net income								192	192
Exercise of stock options	14	1,372,306	420	(301)					133
Accrued interest on notes				(5)					(5)
Stock-based compensation			323						323
Repurchase of preferred stock			(250)						(250)
Balance at December 31, 2012	$42	4,199,358	$2,336	$(452)	$(600)	(239,520)	$—	$(15,774)	$(14,448)
Net loss								(654)	(654)
Exercise of stock options	6	644,254	389						395
Accrued interest on notes				(5)					(5)
Payment of stockholders' note receivable				28					28
Stock-based compensation			1,407						1,407
Balance at December 31, 2013	$48	4,843,612	$4,132	$(429)	$(600)	(239,520)	$—	$(16,428)	$(13,277)
Net loss								(3,108)	(3,108)
Other comprehensive loss							(19)		(19)
Exercise of stock options	4	485,808	415						419
Exercise of warrants	3	235,188	(3)						—
Conversion of convertible preferred stock to common stock	209	20,872,628	41,728						41,937
Reclassification of convertible preferred stock warrant liability to common stock warrants			3,627						3,627
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,209	58	5,750,000	82,294						82,352
Forgiveness and repayment of notes receivable				429					429
Stock-based compensation			4,067						4,067
Balance at December 31, 2014	$322	32,187,236	$136,260	$—	$(600)	(239,520)	$(19)	$(19,536)	$116,427

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(3,108)	$(654)	$192
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	4,067	1,407	323
Forgiveness of notes receivable from stockholders	396	—	—
Loss on change in fair value of warrants	964	1,496	1,828
Depreciation and amortization	3,926	2,285	1,444
Gain on sale of property and equipment	—	—	(2)
Loss (gain) on employee rights upon retirement funds	(67)	8	(33)
Interest income on notes receivable from stockholders	—	(5)	(5)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(4,246)	1,500	(7,676)
(Increase) decrease in prepaid expenses and other	(1,753)	3,019	(2,877)
Increase in trade payables	1,975	12,191	6,398
Increase in accrued expenses and other	2,163	88	5,978
Increase (decrease) in liability for employee rights upon retirement	230	(98)	363
Net cash provided by operating activities	4,547	21,237	5,933
Cash flows from investing activities
Purchases of investments	(27,587)	—	—
Restricted cash and deposits	(94)	29	(28)
Purchase of property and equipment	(2,143)	(1,603)	(1,874)
Acquired business	—	—	(2,000)
Capitalized internal use software	(3,962)	(3,295)	(1,680)
(Increase) decrease in funds in respect of employee rights upon retirement	(103)	161	(219)
Payment for intangible asset	—	(81)	(58)
Proceeds from sale of business	512	988	3,025
Net cash used in investing activities	(33,377)	(3,801)	(2,834)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	85,561	—	—
Issuance of convertible preferred stock, net of issuance costs	—	—	12,406
Offering costs	(1,562)	(1,647)	—
Proceeds from exercise of stock options	419	395	133
Proceeds from exercise of warrants	—	—	350
Repurchase of convertible preferred stock	—	—	(400)
Repayments of notes receivable from stockholder	33	28	—
Proceeds from line of credit	—	10,000	2,000
Repayment of line of credit	—	(10,000)	(2,000)
Repayment of long term debt	—	—	(364)
Payments of capital leases	(32)	(89)	(60)
Net cash provided by (used in) financing activities	84,419	(1,313)	12,065
Increase in cash and cash equivalents	55,589	16,123	15,164
Balance of cash and cash equivalents at beginning of period	43,599	27,476	12,312
Balance of cash and cash equivalents at end of period	$99,188	$43,599	$27,476
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$13	$39
Cash paid for taxes	$447	$451	$377
Non-cash capital expenditures	$159	$577	$—
Non-cash financing activities
Cashless exercise of warrants	$3	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Borderfree, Inc. (the “Company” or “Borderfree”), formerly known as FiftyOne, Inc., was incorporated on November 3, 1999 and commenced operations on January 1, 2000. The Company is a market leader in global ecommerce, operating a proprietary technology and services platform to enable U.S. retailers to transact with international shoppers, which the Company refers to as consumers, in more than 100 countries and territories worldwide. The retailers and brands, which the Company refers to as their customers, that integrate the Company’s solution use the highly scalable Borderfree platform to develop a seamless global ecommerce business across web, mobile and in-store channels. Borderfree manages all aspects of the international shopping experience, including site localization, multi-currency pricing, payment processing, fraud management, landed cost calculation, customs clearance and brokerage, and global logistics services while maintaining the integrity of the customers’ brand and consumer experience.
During 2012, the Company acquired certain assets of the Canada Post—Borderfree business unit (“CPBF”) of Canada Post Corporation (“Canada Post”). In January 2015, the Company acquired 100% equity interest in Bundle Tech Limited ("Bundle Tech") (see Note 2-Acquisitions).

Accounting Principles
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include Borderfree Canada, Inc., FiftyOne China, Co., Ltd., Borderfree Research and Development Ltd. (organized in Israel) and Borderfree Limited (organized in Ireland). Intercompany accounts and transactions have been eliminated on consolidation.

Use of Estimates in Preparation of the Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include the fair value of stock options, valuation of goodwill and intangible assets, useful lives associated with depreciation and amortization of intangible assets, warrant liability, certain components of the income tax provisions, including valuation allowances on the Company’s deferred tax assets, and accruals for refunds and chargebacks. The Company bases estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could vary from those estimates.

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
The transaction gains and losses for the years ended December 31, 2014, 2013 and 2012 were not significant.
Cash and Cash Equivalents
The Company considers all highly-liquid investments, which include short term bank deposits with original maturities of less than three months that are not restricted to withdrawal or use, to be cash equivalents. Cash amounts held in foreign bank accounts amounted to $2.9 million and $2.1 million at December 31, 2014 and 2013, respectively. The majority of cash and cash equivalents held in domestic and foreign bank accounts are in excess of government deposit insurance.
Restricted cash and deposits represent amounts held as collateral for a long term lease and as collateral for credit.
Trade Receivables and Allowance for Doubtful Accounts
Trade receivables are carried at their original invoice amounts less an allowance for doubtful accounts based on estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, its previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. Unanticipated events and circumstances may occur that affect the accuracy or validity of such assumptions, estimates or actual results.

Employee Rights Upon Retirement
The Company is obligated to make pension and severance liability contributions for the benefit of certain Israeli employees based on labor laws in Israel, subject to certain conditions. The Company’s liability is fully provided for by regular deposits to funds administered by financial institutions and by an accrual for the amount of the liability which has not yet been deposited.
Pension and severance expenses for the years ended December 31, 2014, 2013 and 2012 were $1.0 million, $0.7 million, and $0.5 million, respectively.
Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets less estimated residual value, if any.
Estimated useful lives for property and equipment are as follows: (1) computer and peripheral equipment, three to five years; (2) furniture and office equipment, five to sixteen years; and (3) leasehold improvements, over the term of the lease or expected useful life of the improvement, whichever is shorter.
Repairs and maintenance costs are expensed as incurred; major renewals or betterments are capitalized.

Internal Use Software
The Company accounts for the cost of computer software developed for internal use by capitalizing qualifying costs which are incurred during the development stage. Capitalized internal use software is included in property and equipment, net and is amortized straight-line over the expected period of benefit, which is three years, beginning when the software is ready for its intended use. Amortization expense related to capitalized internal use software costs is included in technology and operations.
Acquisitions
Acquired businesses are accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Related transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill.
Goodwill, Long-Lived Intangible Assets and Impairment
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As of December 31, 2014, the Company has a single reporting unit. Goodwill is not amortized. As required under GAAP, goodwill and indefinite-lived intangibles are reviewed for impairment annually, for the Company as of October 1, or more frequently whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets. The testing of goodwill and indefinite-lived intangible assets for impairment involves significant use of judgment and assumptions in the determination of fair market value.
In September 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment testing of goodwill. The Company adopted this newly issued authoritative guidance effective January 1, 2012. Among the factors included in the qualitative assessment were general economic conditions and the competitive environment, actual and expected financial performance, including consideration of the Company’s revenue growth and improved operating results year-over-year, forward-looking business measurements, external market conditions and other relevant entity-specific events. Based on the results of the qualitative assessment, the Company concluded that performance of the two-step quantitative impairment test was not necessary. The goodwill on the balance sheet is related to the 2012 acquisition of CPBF. There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.
Long-lived assets include property and equipment and long-lived amortizable intangible assets, such as customer relationships, technology, patent rights costs and intellectual property license. The Company amortizes customer relationships and technology over their estimated useful lives, which range from one to eight years, based on the pattern over which the Company expects to consume the economic benefit of each asset, which in general reflects the expected cash flow from each asset. The Company amortizes patent rights costs and intellectual property license over their useful lives, which range from four to twenty years, on a straight-line basis, as the pattern of consumption of the economic benefit of the asset cannot be reliably determined. The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of assets. To evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value.

If the carrying value exceeds the sum of the expected undiscounted cash flows, an impairment loss on the long-lived asset to be held and used is recognized based on the excess of the asset’s carrying value over its fair value, determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. There were no impairments of long-lived assets or amortizable intangible assets in any of the periods presented in the consolidated financial statements.

Operating and Capital Leases
The Company leases furniture and computer equipment under capital lease agreements. Assets acquired under capital leases are amortized over the shorter of the remaining lease term or estimated useful life net of any residual value. The Company leases office facilities under operating lease agreements.
Revenue Recognition
Revenue is recognized when the following conditions are satisfied: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred, title has transferred or services are rendered; (3) price is fixed or determinable; and (4) collectability is reasonably assured.
The Company derives revenue from transactions with its customers and through separate arrangements with the consumers who shop the Company’s customers’ websites.
Global ecommerce services revenue includes a fee paid to the Company by their customers based on a percentage of their customer’s total gross international sales revenue processed through the Company’s platform, as well as a fee paid by the consumer related to foreign exchange and other transactional services, including consumer service fees.

Fulfillment services revenue is paid by both the consumer and the Company's customers for international shipping, handling and other global logistics services.
Revenue derived from the Company’s customers is recognized upon the completion of the agreed upon service to the customer, which occurs upon the shipment of the parcel from the Company’s third-party hub facilities to the consumer. Revenue related to fulfillment services, foreign exchange and other transactional services, including consumer service fees, is recognized upon delivery when the risk of loss is transferred to the consumer.
The Company evaluates whether it is appropriate to record revenue on a gross or net basis. When making this evaluation, the Company considers if it is primarily obligated in a transaction, is subject to inventory risk with respect to markdowns and obsolescence, and has latitude in establishing prices or selecting suppliers, among other factors. When several, but not all of these indicators are not present, revenue is recorded on a net basis. With the exception of fulfillment services revenue, the Company records all revenue on a net basis. The Company enters into fulfillment arrangements with their logistic providers. Pursuant to these arrangements, the Company acts as the primary obligor to the consumer and the Company has latitude in establishing pricing and selecting suppliers, among other factors. As a result, the Company reports fulfillment services revenue and fulfillment costs on a gross basis.
The Company evaluates transactions with customers and consumers for multi-element arrangements and determined that there is a single unit of accounting for transactions with the Company’s customers as well as the separate transactions with the consumers. Revenue is therefore recorded upon the final deliverable being satisfied with the customer or consumer.
Billings received in advance for services are deferred and recognized as revenue when the conditions noted above are satisfied.

When a consumer returns their purchase to the Company’s customer, the Company typically refunds certain ecommerce fees related to foreign exchange services to the consumer. Reserves for such refunds are recorded at the time of sale based upon historical experience. Ecommerce fees paid to the Company based on a percentage of customer sales generated through the Company’s platform are generally not refunded to the Company’s customer. Consumer service fees related to transactional activity are not refunded. Fulfillment costs are typically paid for by the consumer in the event of a return or exchange and are not refunded by the Company.

The following table summarizes revenue by type of service (in thousands):

	Years Ended December 31,
	2014	2013	2012
Global ecommerce services	$65,748	$53,268	$35,044
Fulfillment services	59,744	57,189	46,340
Revenue	$125,492	$110,457	$81,384
No individual customer accounted for more than 10% of revenue for the years ended December 31, 2014, 2013 and 2012. The Company’s top 10 customers accounted for approximately 67% of global ecommerce revenue for the years ended December 31, 2014 and 2013, and 71% for the year ended December 31, 2012.
Cost of Revenue
Cost of revenue consists primarily of fulfillment costs, as well as payment processing costs, transaction processing personnel salaries and benefits (fraud prevention, logistics and client service), foreign exchange gain (loss), depreciation expenses for hardware, allocated overhead, and allowances related to consumer fraud, chargebacks, parcel losses and other consumer service costs. Fulfillment costs and payment processing costs are driven by the sales generated by the Company’s customers using the Borderfree platform and the related gross merchandise volume. Specifically, fulfillment costs include international shipping, handling and other costs associated with delivering global logistics services. Payment processing costs include fees paid to credit card and other payment providers for processing consumer payments. Foreign exchange gain (loss) relates to expenses associated with managing the conversion of foreign denominated currencies into dollars. The Company assumes the customer’s risk of loss and incurs direct costs related to consumer fraud, chargebacks, parcel losses and other consumer service costs. These costs are provided for at the same time the related revenue is recognized based on historical experience. The Company does not record revenue for the retail value of the customer’s products sold.
Research and Development
Research and development expenses consist primarily of personnel and related expenses for the Company’s product development and research and development staff including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party contractors; and depreciation expenses for hardware and allocated overhead.
Research and development costs, excluding qualifying costs which are capitalized, are charged to expense as incurred.
Advertising
Advertising costs are charged to expense as incurred and approximated $0.7 million, $0.3 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, investments, trade receivables and payables, and credit facility, approximate fair value, due to their short maturities or the fact that the interest rate of the revolving credit facility is based upon current market rates (see Note 4).
Forward Currency Contracts
Forward currency contracts are recognized as assets or liabilities and are measured at fair value.
Gains and losses on forward currency contracts that are hedging forecasted transactions or cash flows, that are to be received or paid in multiple currencies, are recognized in cost of revenue as they are deemed not to be effective hedges. Open contracts are marked to market based upon the current forward contract rate at the end of each period.
Gains and losses on forward currency contracts for the years ended December 31, 2014, 2013 and 2012 were not significant. There were no open contracts as of December 31, 2014.

Income Taxes
The Company is subject to income taxes in both the United States and various foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in determining the provision for income taxes on earnings. Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid.
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply in the years in which the differences are expected to be recovered and settled. The effect on deferred taxes due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. Deferred tax assets are recognized only when it is probable that such assets will be utilized in the future against taxable income, and reduced by a valuation allowance to the extent the Company believes a portion will not be realized.
The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including the cumulative earnings experience and expectations of future taxable income, the carry forward periods available to the Company for tax reporting purposes and other relevant factors. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to recent cumulative losses, and lesser weight to projected financial results due to the challenges of forecasting future periods. Due to the uncertainty surrounding the Company’s ability to recognize the reversal of temporary differences, the Company determined that such deferred tax assets are not more-likely-than-not realizable, thus a full valuation allowance has been established.

The Company recognizes benefits associated with an uncertain tax position in its financial statements on the basis of a two-step process whereby (1) the Company determines, based on the technical merits of the position, it is more-likely-than-not that the tax position will be sustainable upon audit and (2) those tax positions that meet the more-likely-than-not threshold are recognized at the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. This involves the identification of potential uncertain tax positions and the evaluation of tax law and an assessment of whether a liability for each uncertain tax position is necessary. When applicable, the Company records interest expense and penalties on uncertain tax positions as part of income tax expense. There are no uncertain tax positions as of December 31, 2014 and 2013.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.
At December 31, 2014, the Company had federal net operating loss carryforwards of $7.6 million and state net operating loss carryforwards of $3.7 million. The federal and state net operating loss carryforwards are subject to limitations of the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the federal and state net operating loss carryforwards will begin to expire in 2027.
As of December 31, 2014 and December 31, 2013, there are no ongoing federal, state or local examinations.
Stock-based Compensation
The fair value of each option granted from various stock option and grant plans was estimated on the date of grant using the Black-Scholes option pricing model. Using this model, fair value is calculated based on assumptions with respect to (1) expected volatility, (2) the expected term of the award, which for options is the period of time over which employees and directors are expected to hold their options prior to exercise, (3) expected dividend yield, (4) a risk-free interest rate and (5) estimated fair value of the underlying equity instrument.
In determining the fair value of stock-based awards, the Company used the average volatility of similar publicly traded companies to determine the expected volatility. The expected term of options has been determined using the simplified method which uses the midpoint between the vesting date and the end of the contractual term.  The simplified method has been used since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to a limited period of the Company’s life.
The expected term of options for the years ended December 31, 2014, 2013 and 2012 was 6.25 years. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The risk-free interest rate for periods within the expected life of an award, as applicable, is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term.

These assumptions represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, stock-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.
Once the Company has determined the estimated fair value of stock-based awards, the Company recognizes the portion of that value that is ultimately expected to vest, taking estimated forfeitures into account. This amount is recognized as an expense over the vesting period of the award using the accelerated method based on the multiple-option award approach. The Company estimates forfeitures based upon historical experience and, at each period, review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change. If our actual forfeiture rate is materially less than the estimate, our stock-based compensation expense could be significantly misstated from what we have recorded in the current period and we may be required to adjust the expense.
Warrants
Warrants that are exercisable into the Company’s convertible preferred stock are treated as liabilities and are marked to fair value at each balance sheet date. The fair value of each warrant issued by the Company was determined by using the Black-Scholes option pricing model. The corresponding warrant liability is recorded within current liabilities as the warrants are fully vested. The fair value of the warrant liability is $0 and $2.7 million as of December 31, 2014 and 2013, respectively. The change in the liability for the warrants is reflected in the consolidated statements of operations.
Warrants that are exercisable into the Company’s common stock have been classified in additional paid-in capital within stockholders’ equity (deficit).
Treasury Stock
Treasury stock is presented as a reduction of stockholders’ deficit at the amount paid by the Company to repurchase common stock.
Net income (loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding common stock options, convertible preferred stock and warrants to purchase common stock and convertible preferred stock. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding common stock options, convertible preferred stock and warrants to purchase common stock and convertible preferred stock. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2014, 2013 and 2012.
Segment Data
The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision maker” to be its chief executive officer. The Company has determined it operates in one operating segment and one reportable segment, international cross-border ecommerce, as its chief operating decision maker reviews financial information presented on only a consolidated basis for purposes of allocating resources and evaluating financial performance.

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

Comprehensive Loss

Accumulated other comprehensive loss, included as a component of shareholders' equity (deficit), consists of unrealized gains and losses affecting equity that, under GAAP, are excluded from net loss. For the Company, accumulated other comprehensive loss is impacted by unrealized losses on available-for-sale securities as of the reporting period date and by reclassification adjustments resulting from sales or maturities of available-for-sale securities. Amounts reclassified for previously unrealized gains or losses on available-for-sale securities are included in interest and other income, net, on the consolidated statements of operations. There were $19 thousand of unrealized losses and no amounts reclassified to the consolidated statements of operations for the year ended December 31, 2014. There were no unrealized losses and no amounts reclassified to the consolidated statements of operations for the year ended December 31, 2013.

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

Note 2—Acquisitions

Bundle Tech Limited Acquisition

On January 26, 2015, the Company acquired 100% of the equity of Bundle Tech, the operator of DutyCalculator, a provider of cloud-based global trade and customs compliance data services, for total cash consideration of $22.0 million. The Company is evaluating the purchase price allocation related to the fair value of certain assets and liabilities associated with the acquisition. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

During the year ended December 31, 2014, $0.4 million of acquisition-related costs were incurred related to the Bundle Tech acquisition, which is included in the Company’ general and administrative expenses. No such expenses were incurred during the year ended December 31, 2013.

Canada Post Acquisition

On March 1, 2012, the Company acquired certain assets of CPBF for $2.0 million in cash. The transaction has been accounted for as a purchase of a business. The acquisition of CPBF expanded the Company’s customer base and resulting sales volumes, and further optimized the Company’s fulfillment process by leveraging the infrastructure, service levels and cost structure of Canada Post’s logistics model. The acquired assets, after adjustments to reflect fair market values assigned to assets purchased from CPBF, have been included in the Company’s consolidated financial statements from the date of acquisition. CPBF had revenue of approximately $5.9 million for the year ended December 31, 2012. Pro forma information has not been provided, as the impact to prior periods is immaterial.

The following table summarizes the fair values of the assets acquired as of the date of the acquisition and the amounts assigned to goodwill and intangible asset classifications (in thousands):

Property and equipment	$65
Goodwill	265
Amortizable intangible assets	1,670
Total assets acquired	$2,000
The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the CPBF acquisition are as follows (in thousands):

		Amortization Period (Years)
Goodwill	$265	N/A
Customer relationships	1,180	8.0
Technology	490	1.0
	$1,935
Goodwill recorded in connection with the acquisition was primarily attributable to the acquired workforce and the synergies expected to arise when the business is combined with the Company’s operations.

Note 3—Cash Equivalents and Investments

At December 31, 2014 the Company held $37.5 million of cash equivalents in money market funds whose carrying value approximates fair value. The Company did not hold any money market funds as of December 31, 2013.

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
A summary of the Company’s available-for-sale investments at December 31, 2014 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
Corporate bonds	$23,578	$2	$(23)	$23,557
U.S. government and agency securities	2,997	2	—	2,999
Commercial paper	999	—	—	999
	$27,574	$4	$(23)	$27,555

The Company did not hold any available-for-sale investments at December 31, 2013.

Realized gains and losses are included in interest and other income, net, on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. There were no realized gains and losses on the available-for-sale investments for the year ended December 31, 2014. Interest and dividends earned on available-for-sale securities are also included in interest and other income, net, on the consolidated statements of operations.
When the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in interest and other income, net, and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company considered the declines in market value of its marketable available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired as of December 31, 2014. Contractual maturities for the Company's available-for-sale securities are within two years of December 31, 2014.

Note 4—Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, trade receivables and payables, and credit facility, approximate fair value, due to their short maturities or the fact that the interest rate of the revolving credit facility is based upon current market rates. The receivable from the sale of the Global Settlement Services business was initially recorded based on estimated fair value and management does not believe that changes to the underlying assumptions used since August 2011 would result in a material change to fair value on the remaining balance as of the balance sheet dates.

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

During the year ended December 31, 2014 and the year ending December 31, 2013 there were no transfers between the assets and liabilities categorized as Level 1, Level 2 and Level 3.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of (in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$37,481	$37,481	$—	$—

Assets:
Investments	$27,555	$—	$27,555	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$2,663	$—	$—	$2,663

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The following table reflects the activity for the Company’s classes of liabilities measured at fair value using Level 3 inputs (in thousands):

	Years Ended December 31,
	2014	2013
Balance at January 1,	$2,663	$1,167
Loss on change in fair value of warrants	964	1,496
Reclassification of warrant liability to equity	(3,627)	—
Balance as of December 31,	$—	$2,663

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

Note 5—Trade Receivables

Trade receivables, net of allowances of $40 thousand and $71 thousand at December 31, 2014 and December 31, 2013, respectively, consisted of the following (in thousands):

	At December 31,
	2014	2013
Credit Cards	$6,603	$5,727
Merchants and other	11,428	8,058
	$18,031	$13,785

Note 6—Prepaid expenses and other

Prepaid expenses and other consisted of the following (in thousands):

	At December 31,
	2014	2013
Prepaid expenses	$2,583	$2,388
Other	524	668
	$3,107	$3,056

Note 7—Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2014	2013
Computer and peripheral equipment	$7,197	$5,097
Internal use software	9,287	5,325
Furniture and office equipment	1,195	1,040
Leasehold improvement	603	556
Total property and equipment	18,282	12,018
Less: Accumulated depreciation and amortization	(7,972)	(4,351)
Property and equipment, net	$10,310	$7,667

Depreciation expense, which includes amortization of assets under capital leases and software development costs, for the year ended December 31, 2014, 2013, and 2012 was $3.6 million, $1.8 million, and $0.8 million respectively. Amortization expense of software development costs for the year ended December 31, 2014, 2013 and 2012 was $2.1 million, $0.7 million, and $0.1 million respectively.

No event or indicator of impairment occurred during the year ended December 31, 2014, which would require impairment testing of property and equipment.

Note 8—Goodwill and Intangibles

The gross carrying amount of goodwill as of December 31, 2014 and December 31, 2013 is $0.3 million.

The following table provides the gross carrying amount, accumulated amortization and net carrying amount for each major class of long-lived amortizable intangible assets (in thousands):

		At December 31,
		2014			2013
	Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10	$752	$(443)	$309	$752	$(338)	$414
Customer relationships	8	1,261	(613)	648	1,261	(413)	848
Technology	1	490	(490)	—	490	(490)	—
		$2,503	$(1,546)	$957	$2,503	$(1,241)	$1,262

Amortization expense corresponding to the long-lived amortizable intangible assets for the year ended December 31, 2014, 2013, and 2012 was $0.3 million, $0.5 million, and $0.6 million, respectively.

The estimated aggregate amortization expense for each of the next five years and thereafter will approximate $0.3 million in 2015,$0.2 million in 2016, $0.2 million in 2017, $0.1 million in 2018, and $0.1 million thereafter.

No event or indicator of impairment occurred during the year ended December 31, 2014, which would require impairment testing of long-lived intangible assets including goodwill.

Note 9—Accrued Expenses and Other

Accrued expenses and other consisted of the following (in thousands):

	At December 31,
	2014	2013
Fulfillment, duty and VAT costs	$3,716	$3,573
Compensation	3,063	2,873
Warrant liability	—	2,663
Other	4,388	3,177
	$11,167	$12,286

Note 10—Long Term Debt and Revolving Credit Facility

Long term debt is summarized as follows (in thousands):

	At December 31,
	2014	2013
Lease commitments	$14	$46
Current maturities of lease commitment	(14)	(32)
Long term debt	$—	$14

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

On October 29, 2013, the Company and SVB modified the terms of the Credit Facility to adjust the financial covenant requirements for future quarters to levels that are aligned with the Company’s operating and financial targets. Financial covenants include maintenance of an adjusted quick ratio, defined as the ratio of current assets to current liabilities, inclusive of outstanding letters of credit and minus the current portion of deferred revenue, of at least 1.20 to 1.00 and a minimum net income. As of December 31, 2014, the Company was in compliance with the terms and covenants of the Credit Facility. There were no revolver borrowings during 2014 and there were $1.6 million letters of credit outstanding as of December 31, 2014.

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

Note 11—Commitments and Contingencies

The Company leases all of its office space under non-cancellable operating lease agreements. These leases generally have initial periods of three to seven years and contain provisions for renewal options, sublease and payment of real estate taxes and common area charges. The Company also leases vehicles and certain furniture and equipment. Rent expense for all operating leases, net of sublease income, for the years ended December 31, 2014, 2013 and 2012, was $1.4 million, $0.9 million, and $1.0 million, respectively.

Aggregate future minimum lease payments for operating leases at December 31, 2014 are $1.9 million in 2015, $2.2 million in 2016, $2.3 million in 2017, $2.3 million in 2018, $2.3 million in 2019 and $14.8 million thereafter.

During 2012, the Company entered into a sublease related to a certain operating lease. The Company recognized sublease income of $0.3 million and $0.3 million in 2014 and 2013, respectively. Future minimum lease payments for operating leases of $25.9 million have been reduced by minimum sublease rental income of approximately $0.2 million.

Capital lease obligations are as follows (in thousands):

	At December 31,
	2014	2013
Gross capital lease obligations	$14	$49
Less: imputed interest	—	(3)
Present value of net minimum lease payments	14	46
Less: current portion of capital lease obligation	(14)	(32)
Total long term capital lease obligations	$—	$14

Minimum payments under the current capital lease for the next five years are as follows: $14 thousand in 2015, and $0 thereafter. The capitalized lease carries interest rate of 0.83% and matures in 2015.

The Company is subject to various claims, charges, disputes and litigation that have arisen in the ordinary course of business. Although there can be no assurance in this regard, the Company does not believe these other matters will have a material adverse effect on the Company’s results of operations, cash flows or its financial condition.

Note 12—Common Stock, Preferred Stock and Stock Plans

Holders of common stock are entitled to one vote per share. Holders of common stock are not entitled to receive dividends unless declared by the board of directors. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights and preferences of the holders of Preferred Stock. No dividends have been declared through December 31, 2014. The common stock has a $0.01 par value.
Common stock consisted of the following shares:

	At December 31,
	2014			2013
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common Stock	200,000,000	32,187,236	31,947,716	49,500,000	4,843,612	4,604,092
Option Plans

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

The Company’s 2011 Plan was approved by the board of directors and the Company’s stockholders on October 31, 2011 and was most recently amended in June 2013. The Company has reserved an aggregate of 7,610,968 shares of common stock for the issuance of options and other equity awards under the 2011 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Effective upon the closing of the anticipated initial public offering, the board of directors has determined not to grant any further awards under the 2011 Plan.

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
The U.S. Plan permits the Company to make grants of incentive stock options and non-qualified stock options to the Company’s employees, directors, consultants and contractors. The shares underlying options granted under the U.S. Plan that terminate, expire or otherwise cease to exist are added to the shares of common stock available for issuance under the U.S. Plan.

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
Common Stock Warrants
On March 29, 2002, the Company issued to Paymentech L.P. warrants to purchase 78,086 shares of the Company’s common stock at a purchase price of $1.22 per share. The vesting and the ability to exercise these warrants was contingent upon performance based criteria which Paymentech L.P. did not meet. Accordingly the Company has not recognized any warrant expense or liability as of December 31, 2011 and 2012 related to these warrants. These warrants expired on March 29, 2012.
On April 1, 2004, the Company issued to American Friend of Tmura, Inc. as a donation, a warrant to purchase up to aggregate 32,076 shares of the Company’s common stock, at a purchase price of par value per share. This warrant was exercisable upon the closing of a Sale Event, as defined in the warrant, or the closing of an initial public offering. This warrant shall expire on the earlier of the closing of a Sale Event or one year following the closing of an initial public offering. In June 2014, the warrant was exercised in full by means of a cashless exercise resulting in a net purchase of 32,041 shares.

Stock Options

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

In December 2014, the Company granted stock option grants covering a total 77,700 shares to certain employees.

The fair value of the outstanding options granted during 2014, 2013 and 2012 was $5.3 million, $4.1 million and $0.9 million, respectively. Options granted under the Borderfree, Inc. 2011 Plan expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. Substantially all options currently outstanding vest over a period of four years. There have been no options granted with performance-based vesting.
The assumptions used to determine the fair value of stock options granted are as follows:

	Years ended December 31,
	2014	2013	2012
Dividend yield	—%	—%	—%
Expected volatility	51.90% - 52.69%	48.99%	50.02%
Risk-free interest rate	1.7% - 2.0%	1.4% - 1.8%	0.9% - 1.2%
Expected term—in years	6.25	6.25	6.25

The following table contains additional information with respect to options outstanding and exercisable at December 31, 2014:

Options outstanding			Options exercisable
Exercise price	Number of options outstanding	Remaining weighted average life	Number of options exercisable	Remaining weighted average life
$0.28	1,100,560	3.78	1,100,560	3.78
0.38	152,266	6.30	107,344	5.98
0.50	26,787	4.53	26,787	4.53
2.17	313,972	7.75	190,447	7.75
6.71	572,539	8.44	247,480	8.44
8.29	147,360	8.74	46,050	8.74
9.80	77,700	9.92	—	0
10.50	248,848	8.93	71,166	8.93
13.13	121,900	9.58	—	0
15.02	48,521	9.42	7,014	9.42
16.00	440,676	9.22	83,833	9.22
	3,251,129		1,880,681
The following table summarizes employee non-vested stock option activity for the year ended December 31, 2014:

	Number of options	Weighted average grant date fair value
Non-vested options outstanding at January 1, 2014	1,426,026	$2.94
Granted	710,697	7.67
Vested	(611,881)	3.55
Forfeited	(154,394)	3.26
Non-vested options outstanding at December 31, 2014	1,370,448	$5.09
At December 31, 2014, there was $4.2 million of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.08 years.
Stock-based compensation expense for the Company’s stock options under the equity incentive plan included in the consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenue	$23	$8	$—
Technology and operations	557	210	60
Research and development	613	350	55
Sales and marketing	1,262	469	101
General and administrative	1,612	370	107
Total stock-based compensation expense	$4,067	$1,407	$323

A summary of the Company’s stock options as of December 31, 2014 and 2013, and changes during the year then ended are presented below:

Employees:	2014		2013
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding at January 1,	3,192,351	$3.13	3,079,217	$0.78
Changes during the year:
Granted	710,697	14.69	1,131,793	7.85
Exercised	(485,808)	0.90	(644,254)	0.58
Expired / Forfeited	(166,111)	6.47	(374,405)	2.64
Outstanding at December 31,	3,251,129	5.81	3,192,351	3.13
Options exercisable at December 31,	1,880,681	$2.66	1,766,325	$0.78
The weighted average remaining contractual life at December 31, 2014, 2013 and 2012 for options outstanding was approximately 6.91 years, 7.00 years and 6.34 years respectively. The weighted average remaining contractual life at December 31, 2014, 2013 and 2012 for options exercisable was approximately 5.51 years, 5.24 years and 4.61 years , respectively.
At December 31, 2014, the aggregate intrinsic values of stock options outstanding and exercisable for employees were $29.1 million and $16.9 million, respectively. At December 31, 2013, the aggregate intrinsic values of stock options outstanding and exercisable for employees were $34.5 million and $23.3 million, respectively. At December 31, 2012, the aggregate intrinsic values of stock options outstanding and exercisable for employees were $14.2 million and $9.4 million, respectively.
There were no stock options outstanding or exercisable related to non-employees during the years ended December 31, 2014 and 2013.
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date. The total intrinsic value of options exercised by employees approximated $0.4 million, $0.4 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Prior to December 2002, we issued 969,161 shares of our common stock, 815,095 options for common stock and 2,413,006 shares of our Series B preferred stock prior to receiving all of the required corporate approvals. Of the 815,095 options for common stock, 185,745 were exercised prior to January 1, 2011 and 118,500 were outstanding as of January 1, 2011. An additional 15,037 and 68,840 were exercised and cancelled during 2011 and 20,359 were cancelled during 2012. The remaining 18,263 outstanding options as of December 31, 2012 were exercised in February of 2013. In order to resolve any uncertainty regarding the validity of these shares, during 2013 stockholders holding these shares have exchanged them for an equivalent number of identical shares of our common stock and Series B preferred stock, as applicable. The holders of these shares have the same rights and preferences as the corresponding shares described in this note, and had the Company been aware of this matter would have had the ability to remediate these matters, but was previously unaware of the uncertainty. The Company has at all times treated these shares as issued and outstanding. All of these issued and outstanding shares of common stock and all of these issued and outstanding shares of Series B Preferred Stock have been exchanged for an equivalent number of identical shares of our common stock and Series B preferred stock, as applicable.

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
RSU Award
In connection with the Company's acquisition of Bundle Tech in January 2015, the Company made an inducement equity award to an employee of Bundle Tech. The inducement award covers an aggregate of 388,099 shares of common stock in the form of restricted stock units, or RSUs, and are being made as a material inducement to the employee entering into employment with Borderfree in connection with the acquisition transaction. This award is contingent compensation based on the employee's future service and is not considered to be part of the purchase price.

Note 13—Capitalization

On March 21, 2014, upon the closing of the IPO, all outstanding shares of convertible preferred stock were automatically converted into 20,872,628 shares of common stock.

The following table summarizes the number of shares of convertible preferred stock for the year ended December 31, 2014 (in thousands except share data):

	Convertible Preferred Stock
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balance at December 31, 2013	1,999,438	$7,004	2,413,006	$2,573	14,089,918	$15,095	8,822,063	$4,859	2,942,978	$12,406	$41,937
Conversion of convertible preferred stock to common stock	(1,999,438)	(7,004)	(2,413,006)	(2,573)	(14,089,918)	(15,095)	(8,822,063)	(4,859)	(2,942,978)	(12,406)	(41,937)
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	$—

Note 14—Warrants

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

The Company recorded a loss on change in fair value of warrants of $1.0 million and $1.5 million during the year ended December 31, 2014 and 2013, respectively. The fair value of the warrant liability was $3.6 million upon the closing of the IPO and was reclassified as a component of additional paid-in capital.

Note 15—Income Taxes

The components of U.S. and foreign income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$(2,630)	$(775)	$51
Foreign	(81)	455	449
Total	$(2,711)	$(320)	$500

The provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current provision
Federal	$3	$53	$165
State	71	78	19
Foreign	371	203	124
Total	445	334	308
Deferred provision
Federal	—	—	—
State	—	—	—
Foreign	(48)	—	—
Total	—	—	—
Provision for income taxes	$397	$334	$308

The differences between the U.S. federal statutory income tax rate to the Company’s effective tax rate are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income tax expense (benefit) at federal statutory rate	$(922)	$(108)	$170
State and local income taxes, net of federal tax benefit	45	61	12
Nondeductible items	27	30	11
Stock-based compensation	751	404	103
Loss on change in fair value of warrants	328	508	632
Foreign rate differential	351	49	(28)
Prior year true-ups	205	66	(25)
Change in valuation allowance	(430)	(600)	(517)
Other	42	(76)	(50)
Provision for income taxes	$397	$334	$308

Net deferred tax assets (liabilities) consist of the following (in thousands):

	At December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$2,449	$3,344
Accrued expenses and other	1,147	521
Credit carryforward	214	211
Total deferred tax assets	3,810	4,076
Less: Valuation allowance	(3,351)	(3,897)
Deferred tax assets, net of valuation allowance	459	179
Deferred tax liabilities:
Gain on sale of business	(269)	(96)
Property and equipment	(27)	(100)
Other	(115)	17
Total deferred tax liabilities	(411)	(179)
Net deferred tax assets	$48	$—
A valuation allowance has been recognized at December 31, 2014, 2013 and 2012 to offset the deferred tax assets, as it has been determined that it is more likely than not that all of the deferred tax assets may not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred, after adjustments for non-recurring items, over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. On the basis of this evaluation, as of December 31, 2014, a valuation allowance of $3.4 million has been recorded. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance.
At December 31, 2014, the Company had federal net operating loss carryforwards of $7.6 million and state net operating loss carryforwards of $3.7 million. The federal and state net operating loss carryforwards are subject to limitations of the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the federal and state net operating loss carryforwards will begin to expire in 2027.

The Company evaluated all potential uncertain tax positions and identified no significant uncertain tax positions at December 31, 2014, 2013 and 2012. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate were $0 as of December 31, 2014, 2013 and 2012. The Company has not accrued any interest or penalties as of December 31, 2011, 2012 and 2013. The Company expects that the amount of unrecognized tax benefits will not change within the next 12 months.
The Company’s policy with respect to undistributed foreign subsidiaries earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings’ in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various countries. As of December 31, 2014 and December 31, 2013, the undistributed earnings approximated $0.8 million and $1.0 million, respectively. The determination of the future tax consequences of the remittance of these earnings is not practicable.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. As of December 31, 2014, the Company’s federal income tax returns for the years ended 2010 through the current period and most state and foreign income tax returns for the years ended 2009 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years are still subject to examination. The Company is not currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.

Note 16—Sale of Global Settlement Services Business

In March 2011, the Company entered into a definitive agreement with Cambridge Mercantile Corp. (“Cambridge”) to transfer its GSS business. The term of the agreement is indefinite, with certain termination rights, for cause and for convenience, for both parties.

The receivable from the sale of GSS is as follows (in thousands):

	At December 31,
	2014	2013
Short term receivable from sale of business	$629	$742
Receivable from sale of business - non-current	77	476
	$706	$1,218

Note 17—Employee Benefit Plan
The Company is part of a multiple employer defined contribution plan (the “Plan”). Under the Plan, eligible employees may contribute 1% to 100% of their eligible compensation not to exceed the limit of elective deferrals as defined by the applicable regulations. The Plan provides for a discretionary match of an eligible employee’s compensation and is subject to a five year vesting schedule.
Effective January 1, 2013, the Company withdrew from the Plan and established the Borderfree, Inc. 401(k) Plan, formerly the FiftyOne, Inc. 401(k) Plan. Company contributions for the years ended December 31, 2014 and 2013 were $0.1 million, respectively. The Company did not make contributions for the year ended December 31, 2012.

Note 18—Related Parties

Notes receivable from stockholders include full recourse promissory notes issued in conjunction with the exercise of options by certain Company executives and a member of the board of directors. The notes bear interest rates at 1.17% and 1.19% compounded annually. Accrued interest and principal are due and payable upon the earlier of the termination of the employees, sale of the corresponding shares, the maturity of the notes or preceding the effective date of the Company’s filing of a registration statement under the Securities Act. The notes have a term of seven years. Company executives repaid $28 thousand of the notes receivable from stockholders in April 2013. On February 14, 2014, the Company forgave notes receivable from stockholders and related accrued interest totaling $0.4 million for certain Company executives. The Company also agreed to fund the tax liability on behalf of the executives associated with the loan forgiveness, and as a result incurred additional expense of $0.4 million. On February 14, 2014, a member of the board of directors repaid the full amount of principal and related accrued interest related to a note receivable from stockholder totaling $33 thousand. As of December 31, 2014, all outstanding principal and accrued interest related to the notes receivable from stockholders have been forgiven or repaid.

Note 19—Net Loss Per Share

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
Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share and per share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$(3,108)	$(654)	$192
Excess consideration paid for convertible preferred stock repurchases	—	—	(250)
Net loss attributable to common stockholders—basic and diluted	$(3,108)	$(654)	$(58)

Denominator:
Weighted average common shares outstanding:
Basic and diluted	25,765,819	4,255,775	3,598,507

Net loss per share attributable to common stockholders:
Basic	$(0.12)	$(0.15)	$(0.02)
Diluted	$(0.12)	$(0.15)	$(0.02)

Anti-dilutive shares excluded from diluted EPS computation:
Common stock options	3,251,129	3,192,351	3,079,217
Common stock warrants	14,061	32,076	32,076
Convertible preferred stock	4,460,666	20,872,628	20,872,628
Convertible preferred stock warrants	72,670	226,705	226,705

Note 20—Segment Reporting and Geographic Data
The Company has determined that it operates in one reportable segment, which is global ecommerce (see Note 1). Revenue by country or geographic region is based upon the country of the consumer.

The following table summarizes revenue by country or geographic region (in thousands):

	Years Ended December 31,
	2014	2013	2012
Canada	$40,561	$34,306	$20,920
Australia	17,044	17,624	18,028
Europe, Middle East and Africa	40,659	35,864	25,137
Asia-Pacific	21,268	17,044	12,486
Rest of World	5,960	5,619	4,813
Revenue	$125,492	$110,457	$81,384
Canada accounted for 32%, 31%, and 26% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Australia accounted for 14%, 16% and 22% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. No other individual foreign country accounted for more than 10% of the Company’s revenue during these periods.
All of the Company’s trade receivables are due from customers located in the United States. No individual customer accounted for more than 10% of the Company’s trade receivables at December 31, 2014 and 2013.
All significant long-lived assets are located in the United States.

Note 21—Selected Quarterly Information (Unaudited)

	2014
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$26,514	$30,964	$31,296	$36,718
Income (loss) from operations	(1,162)	(752)	(990)	571
Net income (loss)	(2,041)	(663)	(898)	494
Net income (loss) per share—basic	(0.27)	(0.02)	(0.03)	0.02
Net income (loss) per share—diluted	(0.27)	(0.02)	(0.03)	0.01

	2013
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$25,772	$25,583	$23,216	$35,886
Income (loss) from operations	238	(955)	(1,994)	2,481
Net income (loss)	361	(814)	(2,009)	1,808
Net income (loss) per share—basic	0.01	(0.20)	(0.45)	0.39
Net income (loss) per share—diluted	0.01	(0.20)	(0.45)	0.25

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Activity in allowance accounts related to accounts receivable and deferred tax assets consisted of the following (in thousands):

	Balance at beginning of year	Charged to operations	Deductions	Balance at end of year
Year ended December 31, 2012
Accounts receivable allowances	$23	83	(34)	$72
Refunds, chargebacks, parcel losses and other consumer service costs	$73	1,890	(1,561)	$402
Deferred tax asset valuation allowance	$5,383	—	(1,031)	$4,352
Year ended December 31, 2013
Accounts receivable allowances	$72	2	(3)	$71
Refunds chargebacks, parcel losses and other consumer service costs	$402	2,637	(2,455)	$584
Deferred tax asset valuation allowance	$4,352	—	(455)	$3,897
Year ended December 31, 2014
Accounts receivable allowances	$71	48	(79)	$40
Refunds chargebacks, parcel losses and other consumer service costs	$584	257	(498)	$343
Deferred tax asset valuation allowance	$3,897	703	(1,249)	$3,351