Form 10-Q
period 2015-03-31
Borderfree, Inc.
filed 2015-05-07
CIK 1277141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock, par value $0.01 per share, outstanding at May 4, 2015 was 32,066,998.

BORDERFREE, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BORDERFREE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value and share data)

	At March 31, 2015	At December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$72,301	$99,188
Investments	20,430	27,555
Trade receivables, net of allowances of $40 at March 31, 2015 and December 31, 2014, respectively	12,131	18,031
Prepaid expenses and other	3,247	3,736
Total current assets	108,109	148,510
Restricted cash and deposits	458	482
Property and equipment, net	10,513	10,310
Goodwill	10,318	265
Intangible assets, net	14,952	957
Other assets	1,202	1,193
Total assets	$145,552	$161,717
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Trade payables	$17,648	$30,483
Accrued expenses and other	9,200	11,181
Deferred revenue	1,121	1,781
Total current liabilities	27,969	43,445
Deferred income tax liability	2,353	—
Other long term liabilities	1,970	1,845
Total liabilities	32,292	45,290
Commitments and contingencies—See Note 11
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; 32,290,250 and 32,187,236 shares issued at March 31, 2015 and December 31, 2014, respectively; 32,050,730 and 31,947,716 outstanding at March 31, 2015 and December 31, 2014, respectively	323	322
Additional paid in capital	137,672	136,260
Accumulated other comprehensive income (loss)	1	(19)
Treasury stock, at cost	(600)	(600)
Accumulated deficit	(24,136)	(19,536)
Total stockholders’ equity	113,260	116,427
Total liabilities, convertible preferred stock and stockholders’ equity	$145,552	$161,717

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$24,784	$26,514
Operating expenses:
Cost of revenue	15,431	17,187
Technology and operations	4,193	2,765
Research and development	2,599	1,789
Sales and marketing	3,137	2,577
General and administrative	3,973	3,358
Total operating expenses	29,333	27,676
Loss from operations	(4,549)	(1,162)
Interest and other income, net	57	138
Loss on change in fair value of warrants	—	(964)
Loss before income taxes	(4,492)	(1,988)
Provision for income taxes	108	53
Net loss	$(4,600)	$(2,041)

Net loss per share:
Basic	$(0.14)	$(0.27)
Diluted	$(0.14)	$(0.27)
Weighted average common shares outstanding:
Basic	31,985,667	7,626,102
Diluted	31,985,667	7,626,102

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,600)	$(2,041)
Other comprehensive income:
Net unrealized gains on investments on available-for-sale securities occurring during the period	20	—
Total comprehensive loss	$(4,580)	$(2,041)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share data)

	Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Amount	Shares		Amount	Shares
Balance at January 1, 2015	$322	32,187,236	$136,260	$(600)	(239,520)	$(19)	$(19,536)	$116,427
Net loss							(4,600)	(4,600)
Exercise of stock options	1	103,014	99					100
Stock-based compensation			1,313					1,313
Other comprehensive income						20		20
Balance at March 31, 2015	$323	32,290,250	$137,672	$(600)	(239,520)	$1	$(24,136)	$113,260

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(4,600)	$(2,041)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	1,289	562
Forgiveness of notes receivable from stockholders	—	396
Loss on change in fair value of warrants	—	964
Depreciation and amortization	1,643	710
Gain on employee rights upon retirement funds	(11)	—
Changes in operating assets and liabilities:
Decrease in trade receivables	5,900	4,310
(Increase) decrease in prepaid expenses and other	254	(732)
Decrease in trade payables	(12,872)	(8,245)
Decrease in accrued expenses and other	(2,580)	(1,493)
Increase in liability for employee rights upon retirement	41	36
Net cash used in operating activities	(10,936)	(5,533)
Cash flows from investing activities
Decrease (increase) in restricted cash and deposits	24	(14)
Purchase of property and equipment	(191)	(479)
Acquired business, net of cash acquired	(21,957)	—
Maturity of investments	7,000	—
Payment for intangible asset	(231)	—
Capitalized internal use software	(954)	(1,298)
Amounts funded in respect of employee rights upon retirement, net	(24)	(26)
Proceeds from sale of business	287	181
Net cash used in investing activities	(16,046)	(1,636)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	85,561
Deferred offering costs	—	(636)
Proceeds from exercise of stock options	100	1
Repayments of notes receivable from stockholder	—	33
Payments of capital leases	(5)	(18)
Net cash provided by financing activities	95	84,941
Increase (decrease) in cash and cash equivalents	(26,887)	77,772
Balance of cash and cash equivalents at beginning of period	99,188	43,599
Balance of cash and cash equivalents at end of period	$72,301	$121,371
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$3
Cash paid for taxes	$142	$150
Non-cash capital expenditures	$256	$45
Deferred offering costs included in accrued expenses and trade payables	$—	$758

The accompanying notes to consolidated financial statements are an integral part of these statements.

BORDERFREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Borderfree, Inc. (the “Company” or “Borderfree”), formerly known as FiftyOne, Inc., was incorporated on November 3, 1999 and commenced operations on January 1, 2000. The Company is a market leader in global ecommerce, operating a proprietary technology and services platform to enable U.S. retailers to transact with international shoppers, which the Company refers to as consumers, in more than 100 countries and territories worldwide. The retailers and brands, which the Company refers to as their customers, that integrate the Company’s solution use the highly scalable Borderfree platform to develop a seamless global ecommerce business across web, mobile and in-store channels. Borderfree manages all aspects of the international online shopping experience, including global marketing solutions, optimized website localization, international trade compliance, multi-currency pricing and payments, cross border logistics, and multi-lingual customer care while fully maintaining the integrity of our retailer's brand, enabling them to deliver a truly local consumer shopping experience.

In January 2015, the Company acquired 100% of the equity of Bundle Tech Limited ("Bundle Tech") (see Note 2—Business Combination).

On May 5, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Pitney Bowes Inc., a Delaware corporation (“Parent”), and BrickBreaker Acquisition Corp., a Delaware corporation and a subsidiary of Parent (“Purchaser”), pursuant to which, among other things, Purchaser will commence a tender offer for all the outstanding shares of the Company’s common stock, par value $0.01 per share (the “Shares”), subject to the terms and conditions of the Merger Agreement.  Following the consummation of the tender offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will be merged with and into the Company, with the Company continuing as the surviving corporation as a subsidiary of Parent.

 Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a cash tender offer to purchase all of the outstanding Shares, at a purchase price of $14.00 per Share, net to the seller thereof in cash, without interest and less any required withholding taxes.

Each of the Merger Agreement, the tender offer, the Merger and the transactions contemplated by the Merger Agreement was unanimously approved by the Board of Directors of Borderfree.  The Board of Directors has also recommended that the Company’s stockholders accept the offer and tender their Shares into the tender offer.

 The Merger Agreement contains certain termination rights for both Borderfree and Parent and further provides that, upon termination of the Merger Agreement under certain circumstances, Borderfree may be obligated to pay Parent a termination fee of $17.0 million.

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

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commissions ("SEC"), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2014. In the opinion of management, all adjustments, all of which are of a normal recurring nature and necessary for a fair statement of the results of operations for the interim periods presented, have been reflected therein. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2015. Additionally, certain prior year amounts within the consolidated balance sheets have been reclassified to conform to the current year presentation.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include Borderfree Canada, Inc., FiftyOne China, Co., Ltd., Borderfree Research and Development Ltd. (organized in Israel), Borderfree Limited (organized in Ireland), Borderfree Australia Pty Ltd., Borderfree UK Ltd., and BoxHop LLC (organized in the United States). Intercompany accounts and transactions have been eliminated in consolidation.

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

The following table summarizes revenue by type of service (in thousands):

	Three Months Ended March 31,
	2015	2014
Global ecommerce services	$12,743	$13,456
Fulfillment services	12,041	13,058
Revenue	$24,784	$26,514

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

The transaction losses for the three months ended March 31, 2015 and 2014 were $0.2 million and $23 thousand, respectively.

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

Restricted cash and deposits

Restricted cash and deposits represent amounts held as collateral for a long term lease and as collateral for credit.

Comprehensive Loss

Accumulated other comprehensive loss, included as a component of shareholders' equity, consists of unrealized gains and losses affecting equity that, under GAAP, are excluded from net loss. For the Company, accumulated other comprehensive loss is impacted by unrealized gains or losses on available-for-sale securities as of the reporting period date and by reclassification adjustments resulting from sales or maturities of available-for-sale securities. Amounts reclassified for previously unrealized gains or losses on available-for-sale securities are included in interest and other income, net, on the consolidated statements of operations. There were $20 thousand of net unrealized gains and no amounts reclassified to the consolidated statements of operations for the three months ended March 31, 2015.

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

In April 2014, the FASB issued accounting guidance which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although major is not defined, the guidance provides examples of when a disposal qualifies as a discontinued operation. A business activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The guidance no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The guidance also introduces new disclosure requirements.  The new accounting rules were effective for the Company on January 1, 2015 and are not expected to have a material effect on the Company’s financial condition or results of operations unless there is a future disposal transaction within the scope of the guidance.

In May 2014, the FASB issued accounting guidance which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance supersedes most of the current revenue recognition requirements, and as currently written will be effective January 1, 2017; however, the FASB plans to publish an exposure draft proposing to extend the effective date to January 1, 2018. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years. The requirements of this guidance are not expected to have a material impact on the consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2—Business Combination

On January 26, 2015, the Company acquired 100% of the equity of Bundle Tech, the operator of DutyCalculator, a provider of cloud-based global trade and customs compliance data services, for total cash consideration of $22.0 million.

$6.6 million of the total consideration is held in escrow and 50%, 25% and 25% will be released 18 months, 36 months and 48 months, respectively, after the acquisition date. The escrow is being withheld to settle potential claims for indemnification for breaches or inaccuracies in Bundle Tech's representations and warranties, covenants and agreements and working capital adjustments, and therefore is included in the purchase price of $22.0 million.

As a result of this acquisition, the Company expands its global trade content and data services capabilities and brings a broader, more comprehensive product offering to the rapidly expanding global ecommerce marketplace.

The Company has incurred transaction costs in connection with the acquisition of $0.6 million through March 31, 2015, of which $0.2 million was incurred during the three months ended March 31, 2015. These costs have been recorded in general and administrative expenses.

In connection with this acquisition, the Company made an inducement equity award to an employee of Bundle Tech. The inducement award covers an aggregate of 388,099 shares of common stock in the form of restricted stock units, or RSUs, and are being made as a material inducement to the employee entering into employment with Borderfree in connection with the acquisition transaction. This award is contingent compensation based on the employee's future service and is not considered to be part of the purchase price. The stock-based compensation expense related to this award will be recognized over the vesting period as earned.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value, which was determined by management using the information available as of the date of the acquisition (Level 3 inputs). The Company believes this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items may be subject to change as additional information is received about facts and circumstances that existed at the date of acquisition. Thus, the preliminary measurements of fair value set forth below are subject to change. The Company is still conducting its review of the allocation of intangibles and expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Methodologies used in valuing the intangible assets include, but are not limited to, the multiple period excess earnings method for customer relationships and the income method for technology. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with GAAP. The Company did not record any in-process research and development charges in connection with the acquisition.

The preliminary allocation of the Bundle Tech consideration to the assets acquired and obligations assumed was as follows (in thousands):

Cash	$43
Other assets/liabilities, net	48
Deferred income tax liability	(2,353)
Customer relationships	109
Technology	14,100
Goodwill	10,053
Total purchase price	$22,000

The Company will amortize the customer relationships over three years on a straight-line basis. The Company will amortize the technology over six years on a straight-line basis. Comparative pro forma financial information for this acquisition has not been presented because the acquisition is not material to the Company's consolidated results of operations except for the amortization expense related to the acquired intangible assets.

Note 3—Cash Equivalents and Investments

The Company held $34.7 million and $37.5 million of cash equivalents in money market funds whose carrying value approximates fair value as of March 31, 2015 and December 31, 2014, respectively.

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
A summary of the Company’s available-for-sale investments as of March 31, 2015 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
Corporate bonds	$17,429	$2	$(6)	$17,425
U.S. government and agency securities	3,000	5	—	3,005
Commercial paper	—	—	—	—
	$20,429	$7	$(6)	$20,430

A summary of the Company’s available-for-sale investments as of December 31, 2014 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
Corporate bonds	$23,578	$2	$(23)	$23,557
U.S. government and agency securities	2,997	2	—	2,999
Commercial paper	999	—	—	999
	$27,574	$4	$(23)	$27,555

Realized gains and losses are included in interest and other income, net, on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. There were no realized gains and losses on the available-for-sale investments for the three months ended March 31, 2015. The Company did not hold available-for-sale investments as of March 31, 2014. Interest and dividends earned on available-for-sale securities are also included in interest and other income, net, on the consolidated statements of operations.
When the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in interest and other income, net, and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company considered the declines in market value of its marketable available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired as of March 31, 2015. Contractual maturities for the Company's available-for-sale securities are within two years of March 31, 2015.

Note 4—Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, trade receivables and payables, and credit facility, approximate fair value, due to their short maturities or the fact that the interest rate of the revolving credit facility is based upon current market rates. The receivable from the sale of the Global Settlement Services business (see Note 15 —Sale of Global Settlement Services Business ) was initially recorded based on estimated fair value and management does not believe that changes to the underlying assumptions used since August 2011 would result in a material change to fair value on the remaining balance as of the balance sheet dates.

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

During the three months ended March 31, 2015 and the year ending December 31, 2014, there were no transfers between the assets and liabilities categorized as Level 1, Level 2 and Level 3.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of (in thousands):

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$34,654	$34,654	$—	$—

Assets:
Investments	$20,430	$—	$20,430	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$37,481	$37,481	$—	$—

Assets:
Investments	$27,555	$—	$27,555	$—

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

As of March 31, 2015 and December 31, 2014, the Company did not carry financial instruments categorized as Level 3.

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are initially measured at fair value. In the event there is an indicator of impairment, such asset's carrying value is adjusted to current fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on Level 3 inputs.

Note 5—Trade Receivables

Trade receivables, net of allowances of $40 thousand at March 31, 2015 and December 31, 2014, respectively, consisted of the following (in thousands):

	At March 31, 2015	At December 31, 2014
Credit Cards	$3,890	$6,603
Merchants and other	8,241	11,428
	$12,131	$18,031

Note 6—Prepaid expenses and other

Prepaid expenses and other consisted of the following (in thousands):

	At March 31, 2015	At December 31, 2014
Prepaid expenses	$2,451	$2,583
Other	796	1,153
	$3,247	$3,736

Note 7—Property and Equipment

Property and equipment consisted of the following (in thousands):

	At March 31, 2015	At December 31, 2014
Computer and peripheral equipment	$7,303	$7,197
Internal use software	10,265	9,287
Furniture and office equipment	1,389	1,195
Leasehold improvement	629	603
Total property and equipment	19,586	18,282
Less: Accumulated depreciation and amortization	(9,073)	(7,972)
Property and equipment, net	$10,513	$10,310

Depreciation expense, which includes amortization of assets under capital leases and software development costs, for the three months ended March 31, 2015 and 2014 was $1.1 million and $0.6 million, respectively. Amortization expense of software development costs for the three months ended March 31, 2015 and 2014 was $0.7 million and $0.2 million, respectively.

No event or indicator of impairment occurred during the three months ended March 31, 2015, which would require impairment testing of property and equipment.

Note 8—Goodwill and Intangibles

Changes in the carrying amount of goodwill in the three months ended March 31, 2015 is as follows (in thousands):

Balance, December 31, 2014	$265
Additions	10,053
Balance, March 31, 2015	$10,318

The addition of goodwill during the three months ended March 31, 2015 is related to the acquisition of Bundle Tech in January 2015 (Note 2—Business Combination).

The following table provides the gross carrying amount, accumulated amortization and net carrying amount for each major class of long-lived amortizable intangible assets (in thousands):

		At March 31, 2015			At December 31, 2014
	Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10	$752	$(468)	$284	$752	$(443)	$309
Customer relationships	7	1,286	(679)	607	1,177	(613)	564
Technology	6	14,100	(349)	13,751	490	(490)	—
Customer list	1	268	(42)	226	—	—	—
Total amortizable intangible assets		16,406	(1,538)	14,868	2,419	(1,546)	873
Trademarks	N/A	84	$—	84	84	—	84
Total intangible assets		$16,490	$(1,538)	$14,952	$2,503	$(1,546)	$957

Amortization expense corresponding to the long-lived amortizable intangible assets for the three months ended March 31, 2015 and 2014, was $0.5 million and $0.1 million, respectively. During the three months ended March 31, 2015 the Company retired fully amortized technology which had a gross carrying amount of $0.5 million as of December 31, 2014.

Future estimated amortization expense for acquired intangible assets as of March 31, 2015 is as follows (in thousands):

Remainder of 2015	$2,222
2016	2,650
2017	2,592
2018	2,436
2019	2,413
Thereafter	2,555
Total	$14,868

No event or indicator of impairment occurred during the three months ended March 31, 2015, which would require impairment testing of long-lived intangible assets including goodwill.

Note 9—Accrued Expenses and Other

Accrued expenses and other consisted of the following (in thousands):

	At March 31, 2015	At December 31, 2014
Fulfillment, duty and VAT costs	$2,687	$3,716
Compensation	2,016	3,063
Other	4,497	4,388
	$9,200	$11,167

Note 10—Revolving Credit Facility

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

On October 29, 2013, the Company and SVB modified the terms of the Credit Facility to adjust the financial covenant requirements for future quarters to levels that are aligned with the Company’s operating and financial targets. As of March 31, 2015, the Company was in compliance with the terms and covenants of the Credit Facility. Financial covenants include maintenance of an adjusted quick ratio, defined as the ratio of current assets to current liabilities, inclusive of outstanding letters of credit and minus the current portion of deferred revenue, of at least 1.20 to 1.00 and a minimum net income. There were no revolver borrowings and there was $1.6 million letters of credit outstanding as of March 31, 2015.

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

Capital lease obligations are as follows (in thousands):

	At March 31, 2015	At December 31, 2014
Gross capital lease obligations	$9	$14
Less: imputed interest	—	—
Present value of net minimum lease payments	9	14
Less: current portion of capital lease obligation	(9)	(14)
Total long term capital lease obligations	$—	$—

The Company is subject to various claims, charges, disputes and litigation that have arisen in the ordinary course of business. Although there can be no assurance in this regard, the Company does not believe these other matters will have a material adverse effect on the Company’s results of operations, cash flows or its financial condition.

Note 12—Common Stock, Preferred Stock and Stock Plans

Common stock consisted of the following shares:

	At March 31, 2015			At December 31, 2014
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common Stock	200,000,000	32,290,250	32,050,730	200,000,000	32,187,236	31,947,716

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

In January 2015, the board of directors approved the 2015 Stock Option Inducement Plan (the "Inducement Plan"). The Company reserved an aggregate of 388,099 shares under the Inducement Plan.

In March 2014, the board of directors adopted the 2014 Stock Option and Incentive Plan (the "2014 Plan") which was subsequently approved by the Company's stockholders. The 2014 Plan became effective upon the closing of the IPO. The 2014 Plan will replace the Company's 2011 Stock Option and Grant Plan (the "2011 Plan") as the board of directors has determined not to make additional awards under the 2011 Plan following the closing of the IPO. The Company initially reserved 1,920,000 shares of common stock for the issuance of awards under the 2014 Plan. In January 2015, 1,597,385 shares of common stock were added to the pool. As of March 31, 2015, there are 1,744,808 shares of common stock reserved for issuance of awards under the 2014 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization.

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

Stock-based compensation expense for the Company's stock options under the equity incentive plan included in the consolidated statements of operations is as follows (in thousands):

	Three months ended March 31,
	2015	2014
Cost of revenue	$10	$4
Technology and operations	128	136
Research and development	381	145
Sales and marketing	280	138
General and administrative	490	139
	$1,289	$562

In March 2015, the compensation committee of the Company's board of directors approved stock option grants covering a total of 905,150 shares to certain employees. Of these awards, stock option grants covering 389,500 shares were issued to named executive officers, including the Company's chief executive officer.

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

The Company recorded a loss on change in fair value of warrants of $1.0 million during the three months ended March 31, 2014. The fair value of the warrant liability was $3.6 million upon the closing of the IPO in March 2014 and was reclassified as a component of additional paid-in capital.

Note 14—Income Taxes

The Company's income tax provision for the three months ended March 31, 2015 and 2014 reflect its estimate of the annual effective tax rate expected to be applicable for the year, adjusted for any discrete events which are recorded in the period they occur.

The Company recorded an income tax provision of $0.1 million for both the three months ended March 31, 2015 and 2014, respectively.

The income tax provision of $0.1 million determined for the three months ended March 31, 2015 is primarily the result of income tax provisions for profitable foreign jurisdictions based upon income earned during this period and tax provisions for certain states. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the year as the related deferred tax assets are fully offset by a valuation allowance.

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

A valuation allowance has been recognized at March 31, 2015 and December 31, 2014 to fully offset the deferred tax assets, as it has been determined that it is more likely than not that all of the deferred tax assets may not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred, after adjustments for non-recurring items, over the three-year period ended March 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. On the basis of this evaluation, as of March 31, 2015, a full valuation allowance has been recorded. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance.

As of March 31, 2015 and December 31, 2014, there were no uncertain tax positions.

Note 15—Sale of Global Settlement Services Business

In March 2011, the Company entered into a definitive agreement with Cambridge Mercantile Corp. (“Cambridge”) to transfer its GSS business. The term of the agreement is indefinite, with certain termination rights, for cause and for convenience, for both parties.

The receivable from the sale of GSS is as follows (in thousands):

	At March 31, 2015	At December 31, 2014
Short term receivable from sale of business	$376	$629
Receivable from sale of business—non-current	43	77
	$419	$706

Note 16—Related Parties

Notes receivable from stockholders include full recourse promissory notes issued in conjunction with the exercise of options by certain Company executives and a member of the board of directors. The notes bear interest rates at 1.17% and 1.19% compounded annually. Accrued interest and principal are due and payable upon the earlier of the termination of the employees, sale of the corresponding shares, the maturity of the notes or preceding the effective date of the Company’s filing of a registration statement under the Securities Act. The notes have a term of seven years. Company executives repaid $28 thousand of the notes receivable from stockholders in April 2013. On February 14, 2014, the Company forgave notes receivable from stockholders and related accrued interest totaling $0.4 million for certain Company executives. The Company also agreed to fund the tax liability on behalf of the executives associated with the loan forgiveness, and as a result incurred additional expense of $0.4 million. On February 14, 2014, a member of the board of directors repaid the full amount of principal and related accrued interest related to a note receivable from stockholder totaling $33 thousand. As of March 31, 2015, all outstanding principal and accrued interest related to the notes receivable from stockholders have been forgiven or repaid.

Note 17—Net Loss Per Share

The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted average number of shares outstanding during the period. The Company has excluded all potentially dilutive shares, which include outstanding common stock options, restricted stock units and common stock warrants from the weighted average number of shares outstanding as their inclusion in the computation for all respective periods would be anti-dilutive due to net losses.

The following shares were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months Ended March 31,
	2015	2014
Common stock options	3,476,484	3,228,730
Restricted stock units	290,294	—
Common stock warrants	—	258,781

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

Forward-looking Statements and Risk Factors

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements in this Quarterly Report constitute “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Part I, Item IA. Risk Factors.

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

Business Overview

We are a market leader in global ecommerce, operating a proprietary technology and services platform to enable U.S. retailers to transact with consumers in more than 100 countries and territories worldwide. Our customers, the retailers and brands that integrate our solution, use our highly scalable Borderfree platform to develop a seamless global ecommerce business across web, mobile and in-store channels to transact with international shoppers, who we refer to as consumers. Borderfree manages all aspects of the international online shopping experience, including global marketing solutions, optimized website localization, international trade compliance, multi-currency pricing and payments, cross border logistics, and multi-lingual customer care while fully maintaining the integrity of our retailer's brand, enabling them to deliver a truly local consumer shopping experience. Our integrated cross-border solution enables retailers to begin selling internationally typically within 90 days or less without the need to invest in expensive infrastructure, software, in-house compliance expertise or international vendor relationships. In addition, as a result of our scale and experience in international ecommerce, we have amassed a substantial amount of data that enables us to provide actionable marketing and merchandising insights to our customers to help grow their global sales.

We generate revenue from the provision of ecommerce and fulfillment services which are directly attributable to the gross merchandise volume, or GMV, processed through our platform. We derive ecommerce revenue from fees paid to us by our customers based on a percentage of their total gross international sales, which represents the portion of GMV related to retail product volume processed through our technology and services platform. At March 31, 2015, substantially all of our customers were U.S.-based retailers engaged in international cross-border ecommerce. Our customer contracts typically have multi-year initial terms ranging from one to four years, followed by one-year renewal periods. We generate additional ecommerce revenue from foreign exchange services and consumer service fees for transactional related activity from consumers who visit our customers’ websites and make a purchase. We also derive, from the consumer, fulfillment services revenue from international shipping, handling, and other global logistics services resulting from the ecommerce transactions processed through our platform.

On January 26, 2015, we acquired 100% of the equity of Bundle Tech, the operator of DutyCalculator, a provider of cloud-based global trade and customs compliance data services, for total cash consideration of $22.0 million. As a result of this acquisition, the Company expands its global trade content and data services capabilities and brings a broader, more comprehensive product offering to the rapidly expanding global ecommerce marketplace. The acquisition is not material to our consolidated results of operations for the three months ended March 31, 2015 and 2014 except for the amortization expense related to the acquired intangible assets.

On May 5, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pitney Bowes Inc. (“Pitney”) and BrickBreaker Acquisition Corp. (“Purchaser”) that provides for a tender offer by Purchaser to purchase all of our outstanding shares at a purchase price of $14.00 per share, net to the seller thereof in cash, without interest and less any required withholding taxes.  Following consummation of tender offer, and subject to the satisfaction or waiver of certain conditions in the Merger Agreement, Purchaser will be merged with and into Borderfree, with Borderfree continuing as the surviving corporation as a subsidiary of Pitney. Completion of the transaction is subject to certain customary closing conditions. Following completion of the transaction, our common stock will be delisted from the Nasdaq Stock Market and will no longer trade publicly. A description of the Merger Agreement is contained in our current report on Form 8-K filed with the SEC on May 6, 2015, and a copy of the Merger Agreement is filed as Exhibit 2.1 to such report.

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

Overview

Key Metrics

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Gross merchandise volume	$100,025	$112,947
Adjusted EBITDA	$(1,378)	$738
Adjusted EBITDA as a percentage of revenue	(5.6)%	2.8%
Number of customer ecommerce sites	173	161

We monitor and analyze a number of key metrics to measure our operating performance, evaluate growth trends, establish budgets and financial projections, and formulate strategic plans.

Gross Merchandise Volume

For the three months ended March 31, 2015 we processed $100.0 million of GMV on our platform, representing a decrease of 11.4%, as compared to the three months ended March 31, 2014. This decrease in GMV was related to an increase in merchandise prices charged to consumers as a result of foreign exchange rate fluctuations that negatively impacted consumer volume. We define GMV as the total dollar value of orders, net of returns, inclusive of product value, shipping and handling, and duty and value added taxes, processed through our platform, and shipped to international consumers. Since our revenue and cost of revenue are directly attributable to the level of GMV processed through our platform we believe that GMV is an indicator of the growth and scale of our business, customer acquisition and retention, existing customer sales growth, the value of executing our strategic initiatives and our ability to project future operating results.

Number of Customer Ecommerce Sites

Many of our customers operate multiple ecommerce sites. Since we derive a portion of our global ecommerce services revenue from fees paid to us by our customers based on a percentage of their sales generated through our platform we believe the total number of customer ecommerce sites operating on our platform in a particular period is an indicator of the growth of our business and the diversification of our customer and revenue base. During the first quarter of 2015 we launched four new customer ecommerce sites on our platform. As of March 31, 2015, our platform was powering the global expansion of 173 ecommerce sites for our customers.

Adjusted EBITDA

We present and evaluate Adjusted EBITDA because we believe it is a useful measure to assess the operating performance of our business without the effect of depreciation and amortization, interest expense, provision for income taxes, stock-based compensation expense, loss on change in fair value of warrants, forgiveness of notes receivable from stockholders, amortization of acquired intangible assets and other income related to GSS. Our use of Adjusted EBITDA as a key metric permits a comparative assessment of our operating performance, relative to our performance based on GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to our operating performance.

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

The following table presents a reconciliation of net loss to non-GAAP net loss for each of the periods indicated:

	Three Months Ended March 31,
Reconciliation of Net Loss to Non-GAAP Net Loss	2015	2014
	(In thousands)
Net loss	$(4,600)	$(2,041)
Stock-based compensation expense	1,289	562
Forgiveness of notes receivable from stockholders	—	629
Loss on change in fair value of warrants	—	964
Amortization of acquired intangible assets	375	—
Other income-GSS	(198)	(179)
Acquisition costs	239	—
Non-GAAP net loss	$(2,895)	$(65)

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
Reconciliation of Net loss to Adjusted EBITDA	2015	2014
	(In thousands)
Net loss	$(4,600)	$(2,041)
Depreciation and amortization	1,268	710
Interest expense, net	141	40
Provision for income taxes	108	53
Stock-based compensation expense	1,289	562
Forgiveness of notes receivable from stockholders	—	629
Loss on change in fair value of warrants	—	964
Amortization of acquired intangible assets	375	—
Acquisition costs	239	—
Other income-GSS	(198)	(179)
Adjusted EBITDA	$(1,378)	$738

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

We consider the assumptions and estimates associated with revenue recognition, trade receivables and allowance for doubtful accounts, goodwill, intangibles and long-lived assets, accounting for income taxes and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2014. For further information on our critical and other significant accounting policies, see the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 27, 2015.

Recent Accounting Pronouncements

In April 2014, the FASB issued accounting guidance which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although major is not defined, the guidance provides examples of when a disposal qualifies as a discontinued operation. A business activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The guidance no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The guidance also introduces new disclosure requirements.  The new accounting rules were effective for us on January 1, 2015 and is not expected to have a material effect on our financial condition or results of operations unless there is a future disposal transaction within the scope of the guidance.

In May 2014, the FASB issued accounting guidance which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance supersedes most of the current revenue recognition requirements, and as currently written will be effective January 1, 2017; however, the FASB plans to publish an exposure draft proposing to extend the effective date to January 1, 2018. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The requirements of this guidance are not expected to have a material impact on the consolidated financial statements.

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

	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
			(In thousands)
Revenue:
Global ecommerce services	51.4%	50.8%	$12,743	$13,456
Fulfillment services	48.6	49.2	12,041	13,058
Revenue	100.0	100.0	24,784	26,514
Operating Expenses:
Cost of revenue	62.3	64.8	15,431	17,187
Technology and operations	16.9	10.4	4,193	2,765
Research and development	10.5	6.7	2,599	1,789
Sales and marketing	12.7	9.7	3,137	2,577
General and administrative	16.0	12.7	3,973	3,358
Total operating expenses	118.4	104.4	29,333	27,676
Loss from operations	(18.4)	(4.4)	(4,549)	(1,162)
Interest and other income, net	0.2	0.5	57	138
Loss on change in fair value of warrants	—	(3.6)	—	(964)
Loss before income taxes	(18.1)	(7.5)	(4,492)	(1,988)
Provision for income taxes	0.4	0.2	108	53
Net loss	(18.6)%	(7.7)%	$(4,600)	$(2,041)

Comparison of Three Months Ended March 31, 2015 and 2014

Revenue for the three months ended March 31, 2015 and 2014 was $24.8 million and $26.5 million, respectively. Net loss was $4.6 million, or $0.14 per basic and diluted share, for the three months ended March 31, 2015 compared to net loss of $2.0 million, or $0.27 per basic and diluted share, for the three months ended March 31, 2014.

Revenue

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Global ecommerce services	$12,743	$13,456	$(713)	(5.3)%
Percentage of revenue	51.4%	50.8%
Fulfillment services	12,041	13,058	(1,017)	(7.8)%
Percentage of revenue	48.6%	49.2%
Revenue	$24,784	$26,514	$(1,730)	(6.5)%

The decrease in global ecommerce services revenue is primarily attributable to the decrease in GMV from $112.9 million for the three months ended March 31, 2014 to $100.0 million for the three months ended March 31, 2015, a decrease of 11.4%. This decrease in GMV was primarily a result of the impact from foreign currency movements relative to the U.S. dollar that negatively impacted consumer demand. Of the $12.9 million decrease in GMV, $14.4 million was attributable to lower volumes associated with customers operating on our platform during the same comparable period in the prior year, offset by an increase in GMV of $1.5 million attributable to new customers that were not on our platform during the same comparable period in the prior year, including new customers launched on our platform subsequent to the three months ended March 31, 2014. The decrease in fulfillment services revenue was due to a decline in volume primarily attributable to foreign currency movements relative to the U.S. dollar as described above. Fulfillment services revenue per order is expected to continue to decrease in subsequent periods as we optimize logistics and pass on our savings to the consumer to increase order conversion. Additionally, we had 173 ecommerce sites operating on our ecommerce platform as of March 31, 2015, an increase from 161 ecommerce sites as of March 31, 2014.

Operating Expenses

Cost of Revenue

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Cost of revenue	$15,431	$17,187	$(1,756)	(10.2)%
Percentage of revenue	62.3%	64.8%
The decrease in cost of revenue was primarily attributable to a decrease in fulfillment costs of approximately $1.5 million due to decreased volumes and lower shipping rates per order. Additionally, payment processing costs decreased $0.5 million as a result of lower volumes. The overall decrease in cost of revenue was partially offset by an increase of $0.2 million in salaries and other allocated costs. Total headcount within cost of revenue increased from 24 to March 31, 2014 to 32 at March 31, 2015.

Technology and Operations

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Technology and operations	$4,193	$2,765	$1,428	51.6%
Percentage of revenue	16.9%	10.4%

The increase in technology and operations was primarily attributable to $0.4 million of increased personnel and related expenses for information technology, platform integration and logistics management personnel, $0.5 million of amortization of capitalized software, and $0.3 million of amortization of acquired intangibles. Consulting expenses also increased $0.2 million. Total headcount within technology and operations increased from 44 at March 31, 2014 to 57 at March 31, 2015.

Research and Development

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Research and development	$2,599	$1,789	$810	45.3%
Percentage of revenue	10.5%	6.7%
The increase in research and development expense was primarily attributable to $0.5 million of increased personnel and related expenses to improve our platform, including feature innovation and platform extension. Stock based compensation expense attributable to research and development increased $0.2 million. Depreciation expense also increased $0.1 million. Total headcount within research and development increased from 54 at March 31, 2014 to 68 at March 31, 2015.

Sales and Marketing

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Sales and marketing	$3,137	$2,577	$560	21.7%
Percentage of revenue	12.7%	9.7%

The increase in sales and marketing expenses was driven by increased costs of $0.2 million related to events and trade shows as well as public relations. Personnel for our customer account management and consumer research and analytics staff increased $0.1 million. Stock-based compensation expense attributable to sales and marketing increased $0.1 million. Consulting expenses also increased approximately $0.1 million. Total headcount within sales and marketing increased from 43 at March 31, 2014 to 45 at March 31, 2015.

General and Administrative

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
General and administrative	$3,973	$3,358	$615	18.3%
Percentage of revenue	16.0%	12.7%

The increase in general and administrative expense was driven primarily by increased personnel related expenses. Salaries expense increased approximately $0.3 million as a result of increased headcount. Stock-based compensation attributable to general and administrative increased $0.4 million. Additionally, professional fees increased $0.3 million primarily attributable to transaction costs incurred in the three months ended March 31, 2015 related to our acquisition of Bundle Tech. Consulting expenses and depreciation expense each increased $0.1 million. The overall increase in general and administrative expenses was partially offset by a one-time, non-recurring charge of $0.6 million recorded in the three months ended March 31, 2014 related to the forgiveness of notes receivable from stockholders and the payment of certain taxes related to the forgiveness. There was no comparable charge recorded in the three months ended March 31, 2015. Total headcount within general and administrative increased from 33 at March 31, 2014 to 42 at March 31, 2015.

Interest and Other Income, Net

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Interest and other income, net	$57	$138	$(81)	(58.7)%
Percentage of revenue	0.2%	0.5%
The decrease in interest and other income, net, was driven primarily by currency translation adjustments during the three months ended March 31, 2015.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Provision for income taxes	$108	$53	$55	103.8%
Percentage of revenue	0.4%	0.2%
The difference between our U.S. federal statutory income tax rate and our effective tax rate is primarily related to tax rate differential of our foreign operations.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, trade receivables and working capital:

	March 31, 2015	December 31, 2014
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$72,301	$99,188
Investments	20,430	27,555
Trade receivables, net	12,131	18,031
Working capital	80,140	105,065

As of March 31, 2015, we had $72.3 million of cash and cash equivalents, of which $2.6 million was held in foreign bank accounts, and $20.4 million in investments in marketable securities. The majority of cash and cash equivalents held in domestic and foreign bank accounts are in excess of government deposit insurance.

Our cash and cash equivalents at March 31, 2015 were held for working capital purposes. We believe we have sufficient working capital and liquidity to support our operations, growth strategies and the associated capital investments needed to expand our operations for at least the next 12 months, excluding the pursuit of certain strategic acquisitions. If we decide in the future to pursue strategic acquisitions, we may use a portion of the net proceeds from the offering to fund those types of investments.

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

As of March 31, 2015, we were in compliance with the terms and covenants of the Credit Facility. Financial covenants include maintenance of an adjusted quick ratio, defined as the ratio of current assets to current liabilities, inclusive of outstanding letters of credit, and minus the current portion of deferred revenue, of at least 1.20 to 1.00 and a minimum net income. On October 29, 2013, we modified the terms of the Credit Facility with SVB to adjust the financial covenant requirements for future quarters to levels that are aligned with our operating and financial targets. There were no revolver borrowings and there was $1.6 million of letters of credit outstanding as of March 31, 2015.

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

Historical Cash Flows

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(10,936)	$(5,533)
Net cash used in investing activities	(16,046)	(1,636)
Net cash provided by financing activities	95	84,941
Net increase (decrease) in cash and cash equivalents	$(26,887)	$77,772

Net Cash Used in Operating Activities

Cash flows used in operating activities consist primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net. Our cash flows from operations are largely dependent on increased sales volumes generated from our customers’ ecommerce sites. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of initiatives including curtailment of expansion and cutting discretionary spending.

Cash flows used in operating activities during the three months ended March 31, 2015 were $10.9 million, consisting of net loss of $4.6 million offset by non-cash items which included stock-based compensation of $1.3 million and depreciation and amortization of $1.6 million. Working capital sources of cash included a $5.9 million decrease in trade receivables due to customer collections subsequent to December 31, 2014 and $0.3 million increase in prepaid expenses and other. The working capital sources of cash were offset by (1) a $12.9 million decrease in trade payables, and (2) a $2.6 million decrease in accrued expenses and other. The working capital uses of cash were primarily attributable to payments made for fulfillment related logistics costs predominantly incurred during the three months ended December 31, 2014 which is our peak holiday selling season.
Cash flows used in operating activities during the three months ended March 31, 2014 were $5.5 million, consisting of net loss of $2.0 million and non-cash items which included a change in the fair value of warrants of $1.0 million, stock-based compensation of $0.6 million, forgiveness of notes receivable from stockholders of $0.4 million and depreciation and amortization of $0.7 million. The increase in net cash used in operating activities when compared to the same prior year period is the result of increased sales volumes and growth of our business. Working capital sources of cash during the three months ended March 31, 2014 included a $4.3 million decrease in trade receivables due to customer collections from prior quarter seasonality. The sources of cash were offset by (1) an $8.2 million decrease in trade payables, (2) a $0.7 million increase in prepaid expenses and other, and (3) a $1.5 million decrease in accrued expenses and other liabilities primarily attributable to payments made for fulfillment related logistics costs predominantly incurred during the previous holiday selling season.

Net Cash Used in Investing Activities

Cash flows used in investing activities consist primarily of a business acquisition, capital expenditures for information technology infrastructure and capitalized software developments. Cash flows provided by investing activities consist primarily of proceeds from the sale of the GSS business and maturity of marketable securities.

Cash flows used in investing activities during the three months ended March 31, 2015 were $16.0 million, primarily consisting of the $22.0 million acquisition of Bundle Tech, $1.1 million of capitalized software development and equipment costs, $0.2 million payment for an intangible asset, partially offset by $7.0 million related to the maturity of investments and $0.3 million of proceeds related to the receivable from the sale of the GSS business.
Cash flows used in investing activities during the three months ended March 31, 2014 were $1.6 million, consisting of $1.8 million of capitalized software development and equipment costs partially offset by $0.2 million of payments related to the receivable from the sale of the GSS business.

Net Cash Provided by (Used in) Financing Activities

Cash flows provided by financing activities consist primarily of the net proceeds from the closing of the IPO and proceeds from exercise of stock options. Cash flows used for financing activities consist primarily of offering costs related to the IPO.

Cash flows provided by financing activities during the three months ended March 31, 2015 were $0.1 million, consisting primarily of $0.1 million of proceeds from exercises of stock options.

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

Interest Rate Risk

At March 31, 2015 we had cash and cash equivalents of $72.3 million and $20.4 million of investments in marketable securities. We do not believe our cash and cash equivalents and investments have significant risk of default or illiquidity. We maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of government deposit insurance. We cannot be assured that we will not experience losses on these deposits.

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

Our existing credit facility accrues interest at a variable rate and we are exposed to market risks relating to changes in interest rates if we have a meaningful large outstanding balance. At March 31, 2015, the interest rate on our credit facility was 5.0% which, in accordance with the terms of our existing credit facility, was based on the lender’s prime rate plus 1.0%. There were no borrowings outstanding under our credit facility as of March 31, 2015. We do not currently have any interest rate hedging activities in place but may in the future engage in hedging activities if market conditions change. We do not, and do not intend to, engage in the practice of trading derivative securities for profit. A 10% increase or decrease in our current interest rate would not have a material effect on our interest expense.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Item 1A—Risk Factors

You should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2014, under the heading “Part I - Item 1A. Risk Factors”, together with all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

The net offering proceeds to us, after deducting underwriting discounts totaling approximately $6.4 million and offering expenses totaling approximately $3.2 million, were approximately $82.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of March 31, 2015, we have invested $60.0 million of the proceeds in money market funds and fixed income securities. In January 2015, we used a portion of the net proceeds from our initial public offering to acquire 100% of the equity of Bundle Tech Limited for $22.0 million cash consideration (See Note 2 —Business Combination). If we decide in the future to pursue additional strategic acquisitions, we may use our initial public offering proceeds to fund those types of investments.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 21, 2014 pursuant to Rule 424(b)(4) under the Securities Act.

Item 6—Exhibits

Exhibit Number	Exhibit Title
2.1 (1)	Sale and Purchase Agreement relating to the entire issued and to be issued share capital of Bundle Tech Limited, dated January 26, 2015, among the Registrant and other parties thereto.
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2 (2)	Amended and Restated Bylaws of the Registrant
4.1 (3)	Form of Common Stock certificate of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as Exhibit 1.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2015, and incorporated herein by reference.

(2) Filed as Exhibit 3.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2014, and incorporated herein by reference.

(3) Filed as Exhibit 3.3 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2014, and incorporated herein by reference.

(4) Filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2014, and incorporated herein by reference.

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

BORDERFREE, INC.

Date:	May 7, 2015
By:	/s/ Edwin A. Neumann
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)